Form 10-K405
period 1999-12-31
POET HOLDINGS INC
filed 2000-03-30
CIK 1028425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 333-87267

                              POET HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3221778
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                            999 BAKER WAY, SUITE 100
                          SAN MATEO, CALIFORNIA 94404
                                 (650) 286-4640
   (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES
                   AND TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $618,641,272 as of March 1, 2000, based upon the closing price on the Neuer Markt of the Frankfurt Stock Exchange reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     The number of shares outstanding of the Registrant's Common Stock on December 31, 1999 was 10,547,106 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              POET HOLDINGS, INC.

                                   FORM 10-K

                                     INDEX

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................     3
Item 2.    Properties..................................................    15
Item 3.    Legal Proceedings...........................................    15
Item 4.    Submission of Matters to a Vote of Security Holders.........    15

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    18
Item 6.    Selected Consolidated Financial Data........................    21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    22
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    35
Item 8.    Financial Statements and Supplementary Data.................    35
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................    54

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........    54
Item 11.   Executive Compensation......................................    54
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    54
Item 13.   Certain Relationships and Related Transactions..............    54

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    54
SIGNATURES.............................................................    57

                                     PART I

ITEM 1. BUSINESS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

OVERVIEW

     We are a provider of innovative software infrastructure and solutions that allow organizations to efficiently share, manage and manipulate complex data and facilitate effective business-to-business processes and information exchange over the Internet. Our object database management system utilizes and supports complex, multidimensional data models, or frameworks within a database for the organization of information elements and their interrelationships, and standard Internet programming languages. Our database system allows software vendors and original equipment manufacturers, or manufacturers who develop and produce products incorporating another company's product, to build efficient, high performance applications that are fully integrated, easy to use and cost efficient. Our Internet solutions provide our customers with the ability to efficiently author, manipulate and electronically distribute and exchange complex business documents. Our solutions leverage the Internet as a new means to increase customer relationships, accelerate business processes and reduce costs. Our open systems approach, which works with a variety of tools, hardware, software and networks, allows our customers to rapidly develop applications using our database products and customize our Internet solutions for work with a variety of standard application environments and third-party tools without having to make any significant adjustments to their existing internal information technology systems. It is our objective to make complex applications simple and affordable for a large group of organizations by providing sophisticated, easy to use and powerful software products that leverage the Internet.

INDUSTRY BACKGROUND

  The Growth of E-Commerce

     Companies are increasingly seeking to use the Internet in business processes to communicate, share and exchange information, in the form of, for instance, transaction records, orders, product descriptions, maintenance manuals, health care records, marketing and product information, primarily because they see the Internet as an opportunity to reduce costs, increase the speed of business processes and improve the quality of their services.

     Companies have historically used information technology to integrate internal workgroups, disseminate information and otherwise automate their internal processes. However, even companies that are highly automated internally continue to rely mostly on traditional means of communications such as phone, fax or mail to obtain quotes, place orders, track shipments and otherwise conduct business. As a consequence, the Internet has become the main driving force behind moving business processes and e-commerce to a fully automated and integrated environment that makes full use of the Internet infrastructure.

  The Need for New Methods of Exchanging Information

     The use of the Internet as a means to conduct business necessitates uniform and standardized data exchange protocols to enable market participants to communicate. These exchange protocols are standard formats for content structure, as well as the methods and means for exchanging data. As new Internet applications become increasingly dynamic and proactive and are further integrated with database content, the management of complex information becomes more important. Moreover, the ability to easily and quickly assemble documents from multiple sources is critical to applications such as e-commerce, marketing automation, document publishing and electronic data interchange.

     The increasing use of the Internet as a means to conduct business requires more powerful and flexible database management systems and the utilization of a uniform exchange protocol to create and deploy Internet applications. The key requirements of a database management system to be used on the Internet include methodologies to support complex information, the programming language Java, and sophisticated searching and manipulation of the database. In addition, to promote widespread adoption, an ideal database management system should minimize costs for applications, installation, administration, maintenance and training, especially for small and medium-sized businesses that typically operate without specialized information technology personnel.

  Support for Complex, Multidimensional Data Models

     Traditionally, data records have been stored in relational databases that are comprised of simple character, numeric or date information. The structure of individual data units has, however, become increasingly sophisticated and has evolved into complex data models that are characterized by composites of numerous pieces of information and their relationships. The use of a relational database for storage, retrieval and manipulation of this type of data requires tedious programming efforts for meaningful use of the information contained. In order to make the data useful for a user, the data records must be searched and retrieved by tracing programmed relationships. In contrast to the data records stored in relational databases, object databases allow complex data models to be stored, managed and manipulated through components known as data objects, which are a compilation of various smaller pieces of information, including their relationships to other data objects. The individual data objects are then structured within frameworks known as complex data models, which are increasingly used as a basis for information exchange on the Internet.

     Databases for current and future Internet applications should therefore support complex data models that go beyond the simple information typically used in traditional business applications and databases. Internet applications are characterized by complex relationships among these sets of information objects. Consequently, the ability to quickly add support for these complex data models is essential for database management systems used for Internet applications. For example, interacting with Web pages containing diverse content requires rapid navigation, search and retrieval of numerous hierarchically structured collections of data objects. Relational databases were designed to manage numerical and text data arranged in tabular form and typically cannot provide support for new data types without a substantial, time-consuming programming effort.

  Support for Object-oriented Programming Methodologies

     Object-oriented programming methodologies that recognize and utilize data objects for complex data models emerged in the 1980s and were developed for various uses, such as improving software quality and increasing developer productivity. Object-oriented languages, such as Java, have evolved as standard languages to build Internet applications. These languages utilize nested, hierarchically organized structures of data objects as basic building blocks. When using object-oriented programming languages in conjunction with a relational database, an extensive programming effort, referred to as "mapping," is generally required to "translate" data objects to a two-dimensional tabular relational model. According to a study by the International Data Corporation published in August 1997, when using object-oriented languages to develop applications for use with a relational database, up to 35% of the application code and development time may be devoted to solving the mapping problem. In contrast, an object-oriented database that directly stores the software objects in the database without requiring translation results, in most cases, in faster development cycles, fewer lines of application code and better application performance.

  Support for Java

     Java is currently the predominant object-oriented programming language, particularly for the Internet. The primary reason for the widespread acceptance of Java is its portability, which allows programs written in Java to be executed on any computer without regard to the computer's operating system or hardware platform. Java relies on a so called Java Virtual Machine, or Java VM, an architecture that executes Java programs on the target machine. The Java VM allows a "write once, run anywhere" concept that is ideally suited for Internet applications. This simple fact has eliminated serious portability issues typical in traditional computing environments where applications are written for a specific platform. Unlike other programming languages, it allows developers to build self-contained software components with necessary specifications for data structures and relationships and small and easy to use applications called applets, instead of building large, monolithic applications. These small components are well suited for being downloaded over the Internet as they are requested, with no installation required and instant upgradability. Support for Java is crucial for developers of Internet applications who require tools such as databases that are Java compliant. In addition, due to the speed of change of the Internet, Internet applications are also subject to constant change. We believe that Java's component model addresses this rapid change better than any other programming language.

  Support for a Uniform Exchange Protocol

     HTML, or the Hypertext Markup Language, is a protocol for presenting information on the World Wide Web that is used today for the majority of Web pages worldwide, but lacks the support for complex data exchange necessary for e-commerce. Due to its limitations as solely a presentation language, it became clear in the mid-1990s that HTML did not have the capability to exchange data for e-commerce. As a result, in 1998, the World Wide Web Consortium, of which we are a member, announced the release of the eXtensible Markup Language specification, or XML, as a uniform protocol for data exchange.

     XML additionally provides the ability to capture the meaning of document content in a format that can be processed by computers. In this format, documents can be easily composed of smaller XML objects, queried for specific content, manipulated more intelligently and exchanged with other applications. XML thus enables a new group of applications that are based on sophisticated content manipulations and exchange, such as the automation of business processes. XML has received widespread support in the information technology industry since inception. Organizations such as Microsoft Corporation, Sun Microsystems, Inc., IBM, Netscape Communications Corporation, Lotus Development Corporation, Adobe Systems Incorporated, ArborText, Inc., Ariba, Inc., DataChannel, Inc., CommerceOne, Inc., Inso Corporation, Hewlett-Packard Company, the National Center for Supercomputing Applications, SAP AG, Software AG, Baan Company N.V., Vignette Corporation and Fuji Xerox, Ltd. have endorsed the XML standard for e-commerce applications. The International Data Corporation, in a report dated May 1998, identified XML as "the heir apparent to HTML" and as a "technology that will fuel the development of a new generation of Internet applications."

     The use, transmission and storage of XML will also have a significant impact on the usage of database technology in Internet applications. The storage requirements of XML differ from HTML in many significant ways. Given that XML objects can be composed of a large number of discrete elements, the interlinking between these objects and the need to query, share and create different presentation formats for the content make managing XML in the file system extremely cumbersome without a more sophisticated form of data management. The structure and linking of XML makes using an object-oriented database to manage XML an attractive approach. Object-oriented database management systems naturally support both navigation and query access to XML data, providing significant performance advantages over relational databases. In a report dated May 1998, the International Data Corporation described the integration of object-oriented database management systems with XML as "a natural fit." We believe that the reception of XML as a uniform data exchange protocol for e-commerce will be a major driver of demand for object-oriented database management systems such as ours. In addition, the implementation of industry-specific exchange protocols based on XML is not far behind. For instance, cXML, the commercial eXtended Markup Language, is a form of XML that is specifically designed for commercial use, which we expect will eventually develop into a widely accepted e-commerce standard.

  Low Cost of Ownership

     To date, costs of licensing and operations of information systems have been high due, in part, to expensive database administration, high education and training costs and expensive software upgrades. These costs can prohibit small and mid-sized companies from investing in these information systems. With the proliferation of the Internet and Internet applications into a vast range of business areas, it has become even more critical that applications require little training and do not require significant ongoing operational costs. Applications that access information through the Internet such as Web browsers and graphical user interfaces are designed to reduce installation and training costs and, when used with efficient database systems, can be even more powerful and cost-effective tools. We believe that Internet applications and databases supporting these applications can and should operate with little or no ongoing administration or maintenance. We believe that designing database management systems with these concepts in mind reduces the cost of ownership of these products, and ultimately, the cost of doing business over the Internet. In reducing the cost of ownership, the key features of a database system should include the following:

     - simple server installation;

     - a Web browser-based user interface that does not require client software installation;

     - a self-explanatory user interface to reduce or eliminate training;

     - database operation that is fully integrated and not visible to the end-user and requires little or no administration and maintenance; and

     - a scalable software architecture that can evolve with the addition of software components without requiring a major upgrade of the entire application.

THE POET SOLUTION

     We are a provider of innovative data management software that enables organizations to efficiently manage and share complex information. Our database management system, the POET Object Server Suite, together with its database development and administration tools, provides a powerful object data management solution to be integrated in Internet and other software applications and an efficient, high-performance database system with an overall low cost of ownership. We have developed two Internet applications that incorporate the POET Object Server Suite, the POET Content Management Suite, which provides our customers with the ability to efficiently author, manipulate and electronically distribute complex business documents based on the XML format, and the POET eCatalog Suite, which allows suppliers of goods and services to exchange product information such as catalogs with customers over the Internet without having to make significant adjustments to their existing internal technology systems. These applications address the specific requirements of our customers who wish to engage in e-commerce using the XML standard. Our products thus provide unique business critical solutions for companies looking to utilize XML and the Internet for e-commerce initiatives.

     We are one of the few software companies that provides both a database that supports XML and applications for storing, manipulating and managing business documents and related processes. Our customers may benefit greatly from the synergies resulting from the combination of our proven object-oriented database management system and these innovative e-commerce applications.

STRATEGY

     Our objective is to make complex applications simple and affordable for a large group of organizations by providing sophisticated, easy to use and powerful software and applications that leverage the Internet. To this end, we aspire to become the leading supplier of object-oriented data management solutions and to capitalize on our substantial experience and know-how in the area of object-oriented data management systems and XML to develop and market successfully our Internet e-commerce applications. Key elements of our strategy include the following:

     Leverage Database Technology For New Internet Applications. With the development of our POET Content Management Suite and our POET eCatalog Suite products we have extended our core competency of object database technology into software applications to facilitate business-to-business exchange of documents and related processes. With the advent of data exchange standards such as XML, we anticipate additional demand for these applications that will foster revenue growth. We intend to further develop these applications to provide complete solutions including further enhanced features and functions.

     Expand Sales And Distribution. We intend to expand our global sales capabilities by increasing the size of our direct sales force and by expanding the number of systems integrators, software vendors, value added resellers and original equipment manufacturers that form our indirect sales channel. We also plan to extend our sales force in Europe beyond the German-speaking countries where we have focused our marketing efforts to date.

     Foster Strategic Relationships. We have entered into strategic relationships with software developers, original equipment manufacturers and marketing partners in order to accelerate the development and acceptance of our products. We intend to continue our strategy of partnering with software vendors who offer complementary products and functions and incorporating those products and functions into our products. We are fostering existing and new relationships, similar to our licensing arrangement with Verity, Inc., for a text search engine, and Simba Technologies Inc. for the creation of an Open Database Connectivity driver for the POET Object Server Suite. In addition, we intend to enter into joint marketing partnerships with vendors of complementary products, such as our existing strategic relationship with Ariba, Inc., the developer of the Ariba Operating Resource Management System electronic purchasing software, and with Allaire, Inc., for the marketing of its ColdFusion product bundled together with our products.

     Extend Database Technology. We have historically pursued and will continue to pursue the development of state of the art technology. We intend to extend our database technology by continuing to enhance the performance and scalability of our POET Object Server Suite product lines and by providing advanced support for complex data models and integration with object-oriented programming languages. In addition, we intend to continue to enhance our development and administration tools and data access products to make it easier to build, deploy and use applications based on our POET Object Server Suite.

     Continue To Pursue Open Systems Approach. We intend to continue to pursue an open systems approach, which allows customers to rapidly develop applications using our database products and customize our existing Internet solutions. Our products are designed to work with a variety of standard tools and to take advantage of existing investments in hardware, software and network infrastructures. Our products support the programming languages Java and C++, the data exchange protocols XML and cXML and numerous operating systems such as Microsoft Windows, Novell Netware, Sun Solaris, HP-UX and Linux. In addition, we are members of Internet and database standards organizations including the Object Data Management Group, Java Data Objects and the World Wide Web Consortium.

PRODUCTS

     The core of our product offerings is the object-oriented database management system POET Object Server Suite. From this product base, we are leveraging our core competency in the area of object-oriented database systems by developing and marketing powerful business-to-business e-commerce Internet applications based on the POET Object Server Suite technology. Our POET Content Management Suite is a turnkey, or complete, system for the management of complex business documents, such as technical manuals, and our POET eCatalog Suite provides a tool for businesses to efficiently manage and exchange electronic catalogs of supplies over the Internet for electronic purchasing systems such as the Ariba Operating Resource Management System.

  The POET Object Server Suite

     The POET Object Server Suite allows software developers to build standard applications that require low to zero maintenance and administration. The POET Object Server Suite supports powerful programming of complex multidimensional data models, such as those common among Internet applications, without the performance and programming difficulties often experienced with relational databases. Since its introduction in 1991 by a predecessor entity, the POET Object Server Suite has been used by our customers to build high-performance applications in a variety of challenging programming environments where relational databases have been unable to provide adequate functionality. Our customers use the POET Object Server Suite as an integrated data management engine for a wide variety of products, systems and applications, including commercial Web sites, telecommunications equipment, production process control, financial information systems, customer information systems, electronic product documentation to mobile computing applications and XML-based, Internet business applications.

     The POET Object Server Suite is currently our core product and continues to represent the basis of our present operations. The development of the POET Object Server Suite was started in 1989 by a predecessor entity, which began marketing POET Object Server Suite Version 1.0 in 1991. Four subsequent versions were introduced through July 1997. The sixth major version, POET Object Server Suite 6.0, was released in September 1999. We have licensed our software to more than 1,000 independent software vendors, original equipment manufacturers and corporate customers since 1996.

     We believe that the POET Object Server Suite delivers the following key benefits to our customers who build applications:

     FASTER TIME TO MARKET. Because data is represented in the POET Object Server Suite exactly as it is used by the object-oriented programming languages, such as Java, no translation from other programming languages is necessary. Using an object-oriented database management system such as the POET Object Server Suite reduces the total application's source code, as well as the time to program the source code substantially. The POET Object Server Suite also offers customers an HTML interface to build Web pages and an interface for other productivity tools. To further reduce time to market, the POET Object Server Suite eliminates the need to write database conversion programs for application upgrades and new applications accessing existing POET databases.

     LOW COST OF OWNERSHIP. Because the POET Object Server Suite needs virtually no administration and maintenance after being installed, the product is well suited for applications requiring a database that is integrated into the application and invisible to the end-user. Due to these features, the POET Object Server Suite may be used in environments with minimal or no administration, such as applications for mobile computers, telecommunications equipment, medical devices and large volume end-user software applications. In addition, because the low to zero administration feature reduces costs significantly, customers using the POET Object Server Suite can build applications for end-user markets in which the ongoing costs of a database administrator would be prohibitive.

     PROVIDES DIRECT STORAGE AND MANAGEMENT OF COMPLEX DATA MODELS WITHOUT ADDITIONAL PROGRAMMING. The POET Object Server Suite provides direct storage of C++, Java and XML data models without requiring the programmer to write additional code to map these models from applications into relational databases. This permits rapid access to and processing of complex data models and facilitates concurrent use of the database as other transactions may freely access other stored objects. As a result of these features, applications can be developed in less time with higher performance and greater reliability and flexibility.

     LOW MEMORY REQUIREMENTS AND HIGH SCALABILITY. The low memory consumption of the POET Object Server Suite enables deployment in a wide variety of computing environments, reaching from personal computers and mobile computers to Windows NT and UNIX server environments. The POET Object Server Suite can overcome resource limitations associated with laptop computers by scaling down while maintaining the capability to size up to databases on large server systems. We are striving to make our powerful database management systems available to even more limited computing environments such as personal digital assistants, like 3Com Corporation's Palm Pilot, and have, in a research project conducted together with

Ericsson, Inc., developed a Java database with memory requirements as low as one-tenth of our standard database that can be included in hand-held devices.

     OPEN SYSTEMS APPROACH. The POET Object Server Suite is designed as a platform-independent product capable of working on numerous standard operating systems. The POET Object Server Suite is compatible with leading operating systems such as Microsoft Windows, Novell Netware, Sun Solaris, HP-UX and Linux. In addition, the POET Object Server Suite is compatible within widely-used relational database management systems such as those of Oracle and Microsoft. We intend to continue this open platform approach, which allows our customers to easily and rapidly deploy applications on these platforms without modification.

  The POET Content Management Suite

     The POET Content Management Suite is a turnkey content management system based on the POET Object Server Suite. The POET Content Management Suite assists companies with a need to reliably collect, manage, update and concurrently edit large volumes of structured business documents that must be published electronically, especially over the Internet and intranets. Traditionally, this content was managed manually and published via traditional means such as phone, fax or mail. The POET Content Management Suite increases the quality of service, preserves the integrity of business documents, decreases production time and costs and helps to automate business processes. The POET Content Management Suite is particularly useful for industries such as aerospace, manufacturing and shipbuilding that work with complex documentation. Other typical users include publishers of dictionaries and encyclopedias and banks and insurance companies, which must make internal and external documents electronically accessible.

     Our POET Content Management Suite provides customers with the following benefits:

     INCREASED COLLABORATION POTENTIAL. Unlike traditional file system-based solutions, the POET Content Management Suite manages documents in a database and increases the reliability and efficiency of the publishing process. The granular structure of a document in our database that would not be possible using a relational database allows for selective access to each of the document's elements and thereby permits a large number of users to concurrently access and edit different sets of information contained in the same document.

     DISTRIBUTION OF BUSINESS-CRITICAL INFORMATION OVER THE INTERNET. The use of XML as an evolving Internet standard for e-commerce facilitates the distribution and production of business documents over the Internet. The POET Content Management Suite manages business documents in XML format and is therefore ideally suited for distributing large volumes of business documents over the Internet. Using the POET Content Management Suite, Web sites may be easily administered and updated by manipulating on-line information without the time-consuming task of repeatedly re-programming in HTML to create the layout to be applied to the information. The POET Content Management Suite uses formats and templates to generate HTML layout dynamically from the database as new content is created or modified. This allows users of the POET Content Management Suite to focus on the creation and editing of business documents without having to take into account how these documents will be presented. Moreover, compared to traditional methods of document exchange that rely on communication by telephone, e-mail and fax, the POET Content Management Suite provides for faster, lower cost, higher quality and more accurate communication of business critical information.

     INTEGRATES WITH STANDARD TOOLS. The POET Content Management Suite also offers integration with Verity Inc.'s Topic Developer Toolkit, allowing for sophisticated text searches of documents, further facilitating efficient document management. The POET Content Management Suite is also integrated with Allaire Corp.'s ColdFusion Web application server which allows users to build powerful and dynamic Websites based on the POET Content Management Suite. In addition, the POET Content Management Suite is integrated with two leading XML editors, Adobe Frame Maker+ SGML and ArborText Adept Editor. The POET Content Management Suite's software development kit allows further integration into other software environments such as word processing systems.

     EFFICIENTLY MANAGE MULTIPLE LANGUAGE VERSIONS. Users producing documents in several languages may manage all language versions in a single database using the POET Content Management Suite because it ensures that the structure of the derivative translations precisely resembles the current source document content. Traditionally, this process has been tedious, error-prone and time-consuming.

     Version 1.0 of the POET Content Management Suite was released in May 1998, and we began shipping Version 2.0 of the POET Content Management Suite in June 1999.

  The POET eCatalog Suite

     Our POET eCatalog Suite is a comprehensive electronic catalog system that enables companies of all sizes to seamlessly conduct business-to-business e-commerce. The POET eCatalog Suite provides a turnkey solution to create electronic catalogs from existing internal information systems and databases and manages the processes to automate customization and distribution of these catalogs. Traditionally, catalog information has been distributed by paper, phone or email with infrequent updates, often outdated information and no customization for particular customers. We believe that the POET eCatalog Suite has the potential to foster stronger, longer lasting business relationships and, when established, will lead to significantly higher efficiencies and eventually to greater volumes of business.

     The POET eCatalog Suite provides users with the following benefits:

     ENABLES SUPPLIERS TO USE THE INTERNET MORE EFFICIENTLY FOR BUSINESS-TO-BUSINESS E-COMMERCE. Suppliers typically use traditional electronic data interchange, or EDI, solutions or conventional paper, fax and telephone to provide catalog information to their business customers. EDI is often used over costly private networks primarily by large companies with significant information technology resources. In contrast, the POET eCatalog Suite uses the Internet as the transport medium and XML as a uniform exchange protocol to provide cost-effective and ubiquitous communication with a wide range of customers.

     PROTECTION OF INVESTMENT IN EXISTING INFORMATION SYSTEMS. Many suppliers currently operate internal information systems that contain at least portions of relevant catalog data. However, this data is often stored in proprietary formats inappropriate for electronic distribution, and it would be difficult and expensive to change the existing internal information systems to reformat this data into uniform formats for useful e-commerce. The POET eCatalog Suite complements existing internal information systems by extracting product and service information from the existing system and by transforming the information into a standard XML format for a generic master catalog. The master catalog can then be extended with our tools by adding information such as comprehensive descriptions and pictures.

     AUTOMATICALLY CREATES CUSTOMIZED CATALOGS. The POET eCatalog Suite provides an intuitive, user-friendly interface for creating and managing customer catalogs. The POET eCatalog Suite is capable of mass customization, which allows the creation of customer profiles that are used to maintain information specific to each business customer, such as special pricing, selection of products and required data formats. The customer profiles are used to generate customized catalogs. The catalogs are then transmitted to the business customer and automatically interact with customer's own purchasing software via the Internet. Administration of the data exchange is automatic, resulting in a scalable solution that can easily serve hundreds of customer organizations.

     PROVIDES A PLATFORM FOR INTEGRATION WITH PURCHASING SYSTEMS. We expect that many different and competing XML dialects for catalog data exchange will evolve. The POET eCatalog Suite provides a flexible platform architecture that can easily be extended with additional delivery formats. Today, the POET eCatalog Suite supports cXML and the Catalog Information Format, or CIF. cXML and CIF support the compatibility with the Ariba Operating Resource Management System electronic purchasing system. Ariba, Inc. is a leading provider of electronic purchasing systems for the purchasers of goods. Ariba's Operating Resource Management System is an e-commerce application that automates the purchasing of maintenance, repair and operating supplies. We plan to develop future versions of the POET eCatalog Suite with additional functionalities that will make it compatible with other leading electronic purchasing systems.

     REDUCES COSTS FOR CATALOG MANAGEMENT. Internal information systems are not designed to provide outbound and customized electronic catalog management. The conventional distribution of this information via paper, fax or telephone is slow and expensive, quickly becomes outdated and cannot be customized. The costs for a proprietary electronic data interchange solution are prohibitive for most suppliers. The POET eCatalog Suite reduces costs by automating significant portions of the catalog management process by accelerating the speed of business processes without requiring additional expensive personnel for administration and maintenance. In addition, the POET eCatalog Suite has the potential to establish strong business relationships with the customer by linking the companies electronically, which may increase business volume.

     We began shipping Version 1.0 of the POET eCatalog Suite in September 1999.

SERVICES

     We believe that providing high-quality services is critical to ensuring customer success and satisfaction. Accordingly, we supplement all of our product offerings with technical support and consulting services. We offer several levels of support including software updates, telephone technical support, services of dedicated support engineers, training and customer specific workshops. Our Consulting Group provides fee-based consulting services designed to allow the seamless integration of our products into the software systems of our customers. In addition, the Consulting Group undertakes custom development projects for customers by which we add additional and customized features and functionality to our product base. The Support & Maintenance Group provides support for a software product once it has been approved by our quality control department and has been made commercially available.

     We support customers on a continuous basis through the provision of product information and software patches over our support Website. In addition, customers may seek offline support from us via e-mail and facsimile.

CUSTOMERS

     We have licensed versions of our products to over 1,000 customers worldwide. In 1999, Novell, Inc. accounted for 16% of our revenues and more than 24% of our revenues in 1998 and 1997. However, we fulfilled our contractual obligations with Novell in the third quarter of 1999, and since such date, we have not derived any revenue from sales to Novell. In 1997, another corporate customer accounted for 11% of our revenues. Our customers represent a broad spectrum of enterprises within diverse sectors, including technology, telecommunications, publishing, defense, transportation, banking and finance.

     The following is a representative list of customers from our customer base who have purchased licenses and/or services from us.

     Financial Services and Insurance

     Audatex Holdings Ltd
     Bankgesellschaft Berlin AG
     Bausparkasse Schwabisch Hall AG
     DataCard Corporation
     Techniker Krankenkasse
     HSBC Trinkaus & Burkhardt KGaA

     Software, Technology and Internet

     ADDISON Software und Service GmbH
     BuildNET
     CompuServe Incorporated
     Cyra Technologies, Inc.
     Digital Zone International A/S
     Evolve Software, Inc.
     The ForeFront Group, Inc.
     Ganymede Software Inc.
     GSD Software und Datentechnik mbH
     IDS Scheer AG
     IntelliCorp
     ipro Consulting GmbH
     Lernout & Hauspie Speech Products N.V.
     On Center Software, Inc.
     Pixelpark GmbH
     Pythia Communication & Computer GmbH
     Riverton Software
     Tool, S.A.
     TurboMed EDV GmbH

     Publishing/Technical Documentation

     Deutsches Institut fur Medizinische Dokumentation und Information GiL Group Information Logistics GmbH juris GmbH
     Lockheed Martin Corporation
     Mannesmann Datenverarbeitung GmbH
     Marcel Dekker
     Minolta GmbH
     PPS GmbH
     Sema Group GmbH
     WEKA Baufachverlage GmbH

     Telecommunications Equipment and Embedded Systems

     AM Communications, Inc.
     Beckman Coulter, Inc.
     Bosch Telecom GmbH
     Echelon Corporation
     Ericsson, Inc.
     Lucent Technologies Network Systems GmbH
     Lucent Technologies, Inc.
     Metrohm AG
     The Perkin-Elmer Corporation
     Rohde & Schwarz International GmbH
     Siemens AG
     U S West, Inc.
     Wandel & Golterman, Inc.

     Other

     National Board of Medical Examiners
     ARINC Incorporated

SELLING AND MARKETING

     We market our products primarily through our direct sales force and indirect sales channels. As of December 31, 1999, our direct sales force consisted of 40 sales representatives and sales support personnel, 19 of whom are based in the U.S. and 21 of whom are based in Europe. We have developed profiles of target customers for each product. Potential customers in each of our sales regions are matched against such profiles and ranked by priority. We use a variety of marketing programs to build market awareness of our company, our POET brand name, our products and our services. Our activities include market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements of senior management and Website marketing. Our marketing organization also produces marketing materials in support of sales to potential customers including brochures, white papers, presentations and demonstrations.

     In marketing our current core product, the POET Object Server Suite, our direct sales force focuses on original equipment manufacturers, independent software vendors and large commercial end-users who maintain their own development units, all of whom integrate our database into their own systems. In order to increase the visibility of the POET Object Server Suite to end-users working with applications into which the product is embedded, we seek agreements with our original equipment manufacturers, independent software vendors and large commercial end-user customers to label their products "Powered by POET."

     The POET Content Management Suite is targeted at organizations that create, maintain and publish complex technical manuals, such as ship, aircraft and railroad manufacturers, as well as publishing houses. We cater to such vertical markets through our indirect sales channel by using system integrators and value added resellers who have intimate knowledge of the specific demands of such vertical markets. In planning and implementing customer specific content management solutions, our partners may integrate our POET Content Management Suite into their own products. In the United States, we have approximately 4 such partners, and in Europe, we currently cooperate with approximately 6 partners for sales of the POET Content Management Suite.

     The POET eCatalog Suite is targeted at small, medium-sized and large supplier organizations as well as purchasing software suppliers on the customer side whose systems communicate based on the XML standard. We intend to sell our POET eCatalog Suite directly via the Internet and telesales to suppliers. Indirect sales occur via strategic partners such as centralized customer organizations and single large customers, as well as Internet service providers.

     We have also entered into a strategic partnership with Ariba pursuant to which Ariba promotes the sale of the POET eCatalog Suite by introducing us to potential customers, including suppliers and their customers. Accordingly, our success in marketing version 1.0 of the POET eCatalog Suite is currently highly dependent upon the market acceptance of Ariba's electronic procurement system Operating Resource Management System. For risks relating to our relationship with Ariba, see "Risk Factors -- If we are unable to maintain and develop strategic relationships with vendors of Internet-based purchasing systems, our licensing revenues from the POET eCatalog Suite would be harmed."

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development through both internal development and, to a lesser extent, technology acquisition. Although we plan to continue to evaluate externally developed technology for integration into our products, we expect that most enhancements to existing as well as new products will be developed by our internal research and development department. The majority of our research and development activity has been directed toward future enhancements to our existing products and, as we expand into new markets, the development of our POET Content Management Suite and our POET eCatalog Suite.

     The strategic importance which we place on our research and development is reflected by the size of our Research & Development Group which, as of December 31, 1999, comprised 38 of our 129 total employees. Most of our employees in the Research & Development Group have university degrees in either information technology or mathematics. Our Research & Development Group is based entirely in Hamburg, Germany, where the cost of attracting and retaining highly qualified research and development staff is considerably lower than in the United States.

     Our research and development expenditures, including purchased software, for fiscal 1999, 1998 and 1997 were approximately $3.2 million, $2.6 million and $2.9 million, respectively. We expect that we will continue to commit significant resources to research and development in the future, especially for the development of Internet-related applications. All research and development expenses have been expensed as incurred.

COMPETITION

     The markets for database and e-commerce software are intensely competitive. Our customers' requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future. Not only were we the first database vendor to provide support for XML, but we also believe that we are a pioneer in building the next generation of XML-based Internet e-commerce applications. Our sources of principal competition include:

     - In-house development efforts by potential customers or partners;

     - Other software vendors that address similar customer needs and that may have a larger market share or greater name recognition and resources than we have, including vendors of object-oriented database management systems, such as Object Design Inc., Versant Corporation and Objectivity, Inc.;

     - Other content management companies, such as Chrystal Software, Incorporated, Vignette Corporation, Inso Corporation, Documentum, Inc., Requisite Technology, Inc., SAQQARA Systems, Inc., Interleaf, Inc. and Ondisplay, Inc.; and

     - Potentially, vendors of relational database systems, such as Oracle Corporation, Microsoft Corporation, Sybase, Inc., Pervasive Software, Inc., Progress Software Corporation, IBM and Informix Corporation.

     We believe that our competitive advantages over each of these principal sources of competition are as follows:

     - We provide faster time to market and lower cost with our ready solutions due to the expense and time required to independently develop object-oriented storage solutions;

     - Our products are easily integrated into other software;

     - Our product architecture provides for optional performance and scalability;

     - We offer discrete solutions for content and document management as opposed to competing products that may be offered as part of larger, more expensive products with multiple purposes; and

     - Our object-oriented databases eliminate extra coding and maintenance required by relational databases offered by other vendors.

PROPRIETARY RIGHTS AND LICENSING

     Our success and ability to compete is dependent upon our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of trademark, trade secret and copyright law, and contractual restrictions of our customers, partners, employees, management contractors and consultants to protect the proprietary aspects of our technology. We have entered into a license agreement with Novell with regard to Version 5.0 of our POET Object Server Suite. For more details, see Item 13 of this Annual Report.

     We presently own the U.S. trademark "POET" and the U.S. trademark application for "FastObject." Our German subsidiary, POET Software GmbH, owns the trademark "POET" in Germany, Austria, Netherlands, Luxembourg, Belgium, France, Spain, Italy, Yugoslavia, Switzerland and China. We currently own no patents and have no patent applications. We are not dependent on any material licenses. We license our software to customers under license agreements that impose restrictions on the licensee's ability to utilize our software. However, these legal protections afford only limited protection for our technology.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. We license the Simba SQL Engine for Open Database Connectivity from Simba Technologies, Inc. as an open database connectivity engine, Topic Developer Toolkit from Verity, Inc., a text search engine, which is an optional function of the POET Object Server Suite and is integrated into the POET Content Management Suite, and ColdFusion from Allaire Corp., which is integrated into the POET Content Management Suite. If we cannot maintain these third-party software licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products.

     We have entered into a strategic agreement with Ariba with regard to our POET eCatalog Suite, the term of which ends on April 30, 2001. Upon a change of control of our company or Ariba, one or more of our rights under this agreement may be limited or otherwise adversely affected.

EMPLOYEES

     We consider our qualified and highly motivated employees a key factor in our success. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical management personnel for whom competition is intense. Approximately half of our employees hold a university degree. As of December 31, 1999, the Company had a total of 129 employees, 63% of whom are based in Europe.

     From time to time, we also employ independent contractors to support our professional services, research and development, and sales and marketing organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     Our headquarters, as well as the headquarters of our subsidiary POET Software Corporation, are currently located in a leased facility in San Mateo, California, consisting of approximately 8,025 square feet under a four-year lease, which expires in December 2002. We have also leased offices in Hamburg, Germany; Munich, Germany; Boston, Massachusetts; and Chicago, Illinois. We own no real estate.

ITEM 3. LEGAL PROCEEDINGS

     We currently do not have any ongoing legal proceedings.

     We were previously engaged in an arbitration proceeding with a former prospective employee, Elissa Caldwell, involving claims in connection with Ms. Caldwell's offer of employment. Ms. Caldwell sought to set aside a severance agreement and release she signed with us and sought damages related to the withdrawal of our offer of employment during a reduction in our labor force in January 1998. The matter was resolved in March 2000 and did not have a material impact on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with our initial public offering, we solicited a written consent of our stockholders. Approximately 6,974,856 shares were outstanding and eligible to vote as of November 4, 1999. Of the total number of shares, the holders of approximately 5,122,179 shares, or 73.4% of such shares, effected the following actions as of such date, with no votes against or abstaining:

     1. The stockholders approved the conversion of all shares of our preferred stock and Series B common stock into shares of Series A common stock, effective immediately prior to the closing of our initial public offering.

     2. The stockholders approved our Amended and Restated Certificate of Incorporation, effective upon the closing of our initial public offering.

     3. The stockholders approved our Amended and Restated Bylaws, effective upon the closing of our initial public offering.

     4. The stockholders approved the amendment and restatement of our 1995 Stock Plan, including the reservation of 1,200,000 shares and an automatic annual increase of shares of common stock for issuance thereunder.

     5. The stockholders approved the adoption of our 1999 Employee Stock Purchase Plan, including the reservation of 100,000 shares and an automatic annual increase of shares of common stock for issuance thereunder.

     6. The stockholders approved the adoption of our 1999 Director Option Plan, including the reservation of 150,000 shares of common stock for issuance thereunder.

     7. The stockholders approved the execution and delivery of indemnification agreements for our officers and directors.

     8. The stockholders ratified the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ended December 31, 1999.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding our executive officers and directors as of March 1, 2000:

          NAME            AGE                             POSITION
          ----            ---                             --------
Dirk Bartels............  39     President, Chief Executive Officer and Chairman of the
                                 Board
Robert Helgerth.........  42     Vice President of Sales and Marketing, Europe
David Guinther..........  40     Vice President of Sales
Michael Hogan...........  36     Vice President of Corporate Development
Jorg Tewes..............  35     Vice President of Development and General Manager
Jochen Witte............  38     Chief Financial Officer, Executive Vice President of
                                   European Operations and General Manager
Jerry Wong..............  48     Executive Vice President of U.S. Operations and
                                   Vice President of Finance
Gert Kohler.............  49     Director
Jerome Lecoeur(1)(2)....  42     Director

---------------
(1) Member of audit committee.

(2) Member of compensation committee.

     DIRK BARTELS is a co-founder of POET Holdings and has served as President and Chief Executive Officer since we commenced our operations in March 1995. Prior to that time, Mr. Bartels served as a General Manager of our subsidiary POET Software GmbH. Mr. Bartels has served as a director of our company since March 1995 and has acted as our Chairman of the Board since December 1996. Mr. Bartels received a Master of Science in Computer Science from the Technical University in Berlin, Germany.

     ROBERT HELGERTH joined POET Holdings as Vice President of Sales and Marketing Europe in November 1999. From November 1998 to October 1999, Mr. Helgerth served as Director of the Commercial PC group for Compaq Computer GmbH. Prior to that, Mr. Helgerth was Sales Director for Sequent Germany GmbH, a member of the executive team at Dataplan and Field Office Manager and Sales Representative at Nixdorf Computer.

     DAVID GUINTHER joined POET Holdings in March 1997. He served as our District Manager of Northern California from March 1997 to December 1998 and as our Director of Sales from January 1999 to June 1999, and has served as our Vice President of Sales since July 1999. Prior to joining our company, Mr. Guinther served as Regional Sales Manager at ONTOS Inc., a component-based technology solutions provider, from

August 1996 to February 1997 and as Manager of Strategic Initiatives at Sybase, Inc., a software company, from February 1993 to July 1996. Mr. Guinther received a Bachelor of Business Administration and a Master of Science in Business from the University of Wisconsin in Madison.

     MICHAEL HOGAN has served as our Vice President of Corporate Development since April 1997. From March 1994 to April 1997, Mr. Hogan served as director of Business Development at Novell, Inc., a directory-enabled networking software provider. Mr. Hogan received a Bachelor of Science from the College of Holy Cross.

     JORG TEWES has served as Vice President of Engineering at our subsidiary POET Software GmbH since January 1995 and as our Vice President of Development and General Manager since September 1997. Mr. Tewes received a Masters degree in Computer Science from the Technical University in Berlin, Germany.

     JOCHEN WITTE is a co-founder of POET Holdings and has served as our Chief Financial Officer since we commenced operations in 1995. Mr. Witte has also served as our Executive Vice President of European Operations since July 1999. From March 1995 to July 1999, Mr. Witte served as one of our directors. Mr. Witte holds a Master of Science in Business Administration from the Technical University in Berlin, Germany.

     JERRY WONG has served as our Vice President of Finance since March 1997 and has served as our Executive Vice President of U.S. Operations since July 1999. Mr. Wong also served at our subsidiary POET Software Corporation as Controller from July 1995 to January 1996 and as Vice President of Finance from February 1996 to March 1997. From January 1993 to July 1995, Mr. Wong served as the Controller at Blyth Software Inc., a software and service provider. Mr. Wong received a Bachelor of Science in Business Administration from the University of San Francisco.

     GERT KOHLER has served as a director of POET Holdings since March 1995 and has served as a member of the compensation committee since January 1999 and as a member of the audit committee since September 1999. Dr. Kohler has been a Managing Director with Technologieholding, a venture capital company, since October 1987. Dr. Kohler also serves on the boards of Intershop Communications AG, European Technologies Holding N.V., Advanced European Technologies N.V., Strategic European Technologies N.V., Innovationsfonds Schleswig-Holstein & Hamburg GmbH and Technologieholding Fund GmbH. Dr. Kohler holds Masters degrees in Solid State Physics and in Mathematics from the University of Tubingen, a Masters degree in Operational Research from the University of Grenoble, and a Ph.D. in Mathematics from Institute de Recherche Mathematique Applique in France and a Master of Science in Business Administration from Institute d'Administration Enterprise in France.

     JEROME LECOEUR has served as a director of POET Holdings since April 1995. Mr. Lecoeur has been an Investment Manager with INNOVACOM, a venture capital company, since February 1991. Mr. Lecoeur holds a Masters in Economics and a graduate degree in Marketing from the University of Paris.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     POET's common stock has been quoted on the Neuer Markt of the Frankfurt Stock Exchange under the symbol "POXA" since our initial public offering on November 17, 1999. Our common stock is not currently traded on any United States exchange. Prior to this time, there was no public market for our stock. See "Selected Consolidated Financial Data" in "Item 6. -- Selected Consolidated Financial Data" for the high and low closing sales prices per share of our common stock as reported on the Neuer Markt for the periods indicated.

     We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. At December 31, 1999, there were approximately 127 stockholders of record of our common stock.

THE GERMAN EQUITY MARKET

     GERMAN SECURITIES LAWS

     As a United States company offering securities on a German stock exchange, we are subject to various laws and regulations in both jurisdictions. Some of these laws and regulations, in turn, can affect the ability of holders of our securities to transfer or sell our securities.

     At present, Germany does not restrict the export or import of capital, except for investments in Iraq and Libya in accordance with applicable resolutions adopted by the United Nations and the European Union. However, for statistical purposes only, every individual or corporation residing in Germany must report to the German Central Bank, subject only to immaterial exceptions, any payment received from or made to an individual or a corporation not a resident of Germany if such payment exceeds DM5,000 (E2,550 or the equivalent in a foreign currency). In addition, residents of Germany must report any claims against or any liabilities payable to non-residents if such claims or liabilities, in the aggregate, exceed DM3.0 million (E1.53 million, or the equivalent in a foreign currency) during any one month. Residents must also report any direct investment outside Germany if such investment exceeds DM100,000 (E51,000, or the equivalent in a foreign currency).

     There are no limitations on the right of non-resident owners to hold or vote the shares imposed by German law or our certificate of incorporation or bylaws.

     THE FRANKFURT STOCK EXCHANGE AND THE NEUER MARKT

     The Frankfurt Stock Exchange is the most significant of the eight German stock exchanges and accounted for approximately 78% of the turnover in traded shares in Germany in 1998. The aggregate annual turnover of the Frankfurt Stock Exchange in 1998 of approximately DM8,338 billion, based on the Frankfurt Stock Exchange's practice of separately recording the sale and purchase components involved in any trade, for both equity and debt instruments, made it the fourth largest stock exchange in the world behind the New York Stock Exchange, London and Tokyo in terms of turnover.

     The Neuer Markt segment of the Frankfurt Stock Exchange is a new trading segment that was launched in March 1997. It is designed for innovative, small to mid-size companies in high growth industries or in traditional industries that have an international orientation and that are willing to provide active investor relations. Issuers are requested to provide investors on an ongoing basis with information such as annual and quarterly reports, including cash flow statements, and a corporate action timetable. This information is required to be submitted in English and German as well as in electronic form, thus enabling the stock exchange to disseminate corporate information via the Internet.

     TRADING ON THE NEUER MARKT

     Trading of shares listed on the Neuer Markt takes place on the floor of the stock exchange, but is computer-aided. Shares listed on the Neuer Markt can also be traded on a computer-aided system called Xetra. Trading takes place on every business day between 8:30 a.m. and 5:00 p.m., Frankfurt time. Trading within the Xetra system is done by banks and securities dealers who have been admitted to trading on at least one of Germany's stock exchanges. Xetra is integrated into the Frankfurt Stock Exchange and is subject to its rules and regulations.

     Markets in listed securities are generally of the auction type, but listed securities also change hands in inter-bank dealer markets off the Frankfurt Stock Exchange. Price formation is determined by open bid by state-appointed specialists who are themselves exchange members, but who do not, as a rule, deal with the public. Prices of shares traded on the Neuer Markt are displayed continuously during trading hours. At the half-way point of each trading day, a single standard quotation is determined for all shares. The members' association of the Frankfurt Stock Exchange publishes a daily list of prices which contains the standard prices of all traded securities, as well as their highest and lowest quotations during the past year.

     Transactions on the Frankfurt Stock Exchange, including transactions within the Xetra system, are settled on the second business day following trading. Transactions off the Frankfurt Stock Exchange, for large volumes or if one of the parties is foreign, are generally also settled on the second business day following trading, unless the parties have agreed upon a different date. Following a recent amendment to the conditions of German banks for securities trading, customers' orders to buy or sell listed securities must be executed on a stock exchange, unless the customer instructs otherwise. Trading can be suspended by the Frankfurt Stock Exchange if orderly stock exchange trading is temporarily endangered or if a suspension is in the public interest.

     A specific feature of the Neuer Markt is the introduction of the obligatory "Designated Sponsor" or, an entity admitted for trading at the Frankfurt Stock Exchange which provides additional liquidity by quoting prices for the buying and selling of shares on request. Each issuer on the Neuer Markt is required to nominate at least two Designated Sponsors which will not only ensure that there is sufficient liquidity for its shares, but also serve as consultants on all stock market related matters for the issuer.

     The shares have been admitted for listing on the Neuer Markt. The Neuer Markt is still a relatively new market. Accordingly, there can be no assurance that an active trading market for the shares will develop on the Neuer Markt or that the Neuer Markt will not experience problems in settlement or clearance as trading develops. Any such delays or problems could adversely affect the market price of the shares. Persons proposing to trade the shares on the Neuer Markt should inform themselves about the potential costs of such trading.

GERMAN TAX MATTERS

     The following is a summary of certain tax matters arising under German tax law in force of which we are aware at the date of this Annual Report. The summary does not purport to be a comprehensive description of all of the tax considerations which may be relevant as to the decision to acquire shares of common stock. The summary is based on the tax laws of Germany in effect on the date of this Annual Report, which may be subject to changes, possibly with retroactive effect. The summary does not address aspects of German taxation other than taxation of dividends, capital gains taxation and gift and inheritance taxation, and does not address all aspects of such German taxation. The summary does not consider any specific facts or circumstances that may apply to a particular purchaser. The summary assumes that the stockholder is subject to unlimited German income taxation and is referred to as a German holder. Prospective investors should consult their professional advisors as to the tax consequences of the acquisition, holding and disposal of the shares of common stock, including in particular, the effect of tax laws of any other jurisdiction.

     INCOME TAXATION OF DIVIDENDS

     Any dividends distributed to German holders are, in principle, fully subject to German income tax including a solidarity surcharge and possibly church tax. An individual German holder will be entitled to a deduction of income-related expenses to be proved to the tax authorities or alternatively to a fixed allowance of DM100 per calendar year, and a tax exemption known as a savers exemption of DM6,000 per calendar year in relation to his or her total income from capital investments including dividends. This savers exemption is reduced to DM3,000 per calendar year with effect of January 1, 2000.

     Dividend withholding tax levied in the United States in accordance with the U.S./German Double Taxation Treaty of August 29, 1989 can be credited against the German income tax liability of the German holder. Alternatively, a German holder may deduct the total amount of U.S. withholding tax from his or her German taxable income. This tax credit or deduction is not available if the savers exemption mentioned above is available to the German holder.

     A German corporation has beneficial title to at least 10% of the shares in a U.S. corporation is entitled to a reduction or refund of U.S. tax in excess of 5%, and all other German holders are entitled to a refund or reduction of U.S. tax in excess of 15% if the treaty applies. If the shares are held by German holders through a partnership, the dividends, including the withholding tax credit are allocated to the partners according to their interest in the partnership.

     German holders that are corporate investors, or a German corporate holder, holding at least 10% of the outstanding shares of common stock, and to whom the Treaty applies, are exempt from German corporation tax in relation to dividends received, and cannot claim any credit for, or deduction of, foreign withholding taxes in Germany. Such dividends will be placed in the so-called "EK01" equity basket of the corporate investor. Upon distribution of dividends out of the EK01 equity basket to its stockholders, the German corporate holder does not need to establish the corporation tax distribution burden, which presently is 30% plus the solidarity surcharge at a rate of 5.5% of the corporation tax distribution burden.

     In addition, distributions to a German holder are subject to German withholding tax at a rate of 25%, plus solidarity surcharge at a rate of 5.5% thereon, resulting in an effective tax rate of 26.37%.

     German holders that are corporate investors holding less than 10% of our shares will be entitled to a tax credit for U.S. withholding taxes.

     CAPITAL GAINS TAX

     Capital gains on the disposal of shares held as a private asset of a German holder are only taxable if the disposal is (i) effected within a twelve-month period after their acquisition or (ii) upon expiration of this speculation period, if the stockholder at any time during the five years preceding the disposal, directly or indirectly, held an interest of 10% or above in a company.

     Capital gains resulting from the disposal of shares of common stock by a stockholder who is not tax resident in Germany are not subject to German capital gains tax unless the shares of common stock are part of the business property of a permanent establishment or a fixed place of business of the stockholder located in Germany.

     GIFT AND INHERITANCE TAXES

     Shares held by a person resident in Germany are subject to German inheritance and gift tax upon transfer by reason of death or as a gift, based on the market value at the time of the death or donation, respectively. Transfers of shares of common stock held by a person who is not a tax resident in Germany are not subject to German inheritance and gift tax, unless:

     - the shares of common stock are part of the business property of a permanent establishment or a fixed place of business of the stockholder located in Germany; or

     - the heir, donee or beneficiary is tax resident in Germany or, if of German nationality, has been resident in Germany within the five-year period prior to the death or the gift (certain public officials resident abroad are also covered).

     TRADE TAX

     A holder who is not tax resident in Germany will not be subject to German trade tax with respect to the shares of common stock, unless the shares of common stock are part of the business property of a permanent establishment or a fixed place of business of the stockholder located in Germany. If a German resident taxpayer elects to deduct the foreign withholding taxes from his taxable income in Germany such deduction would not be accepted for computing his taxable income for trade tax purposes.

     The trade tax on income is levied at rates varying from 13-20%. Trade tax qualifies for a deductible business expense for income tax purposes in Germany.

     OTHER GERMAN TAXES

     There are no German transfer, stamp or other similar taxes of which we are aware which would apply to the sale or transfer of the shares of common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of POET Holdings, Inc. and its subsidiaries included elsewhere in this Annual Report. The statement of operations data set forth below for the fiscal years ended December 31, 1999, 1998 and 1997, have been derived from the audited consolidated financial statements of POET Holdings, Inc. and its subsidiaries included elsewhere in this Annual Report. The historical results are not necessarily indicative of results to be expected for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                1999        1998        1997       1996       1995
                                               -------    --------    --------    -------    -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $10,614    $  8,917    $  7,717    $ 8,285    $ 3,747
Cost of revenues.............................    2,376       2,546       1,931      2,342      1,223
  Gross profit (loss)........................    8,238       6,371       5,786      5,943      2,524
Operating expenses:
  Selling and marketing......................    7,591       5,922       7,163      4,935      2,276
  Research and development...................    3,221       2,612       2,906      1,555      1,173
  General and administrative.................    1,825       1,428       1,581      1,324      1,061
  Amortization of deferred stock
    compensation.............................      626          47           0          0          0
                                               -------    --------    --------    -------    -------
         Total operating expenses............   13,263      10,009      11,650      7,814      4,510
                                               =======    ========    ========    =======    =======
Operating loss...............................   (5,025)     (3,638)     (5,864)    (1,871)    (1,986)
Other, net...................................     (539)       (352)        (19)      (278)       (68)
                                               -------    --------    --------    -------    -------
Net loss.....................................  $(5,564)   $ (3,990)   $ (5,883)   $(2,149)   $(2,054)
                                               =======    ========    ========    =======    =======
Basic and diluted net loss per share(1)......  $ (2.64)   $  (2.65)   $  (4.17)   $ (1.57)   $ (1.45)
                                               =======    ========    ========    =======    =======
Pro forma basic and diluted net loss per
  share (unaudited)(2).......................  $ (0.79)   $  (0.74)
                                               =======    ========

                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                1999        1998        1997       1996       1995
                                               -------    --------    --------    -------    -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................  $44,350    $  4,776    $  1,525    $ 7,226    $   558
Working capital..............................   42,585       2,809         456      5,708        453
Total assets.................................   47,600       7,533       4,000      8,902      2,199
Long-term portion of debt and capital lease
  obligations................................      326       2,906       2,846      2,262      1,272
Redeemable convertible preferred stock.......        0      15,996       9,925      9,925      3,424
Total stockholders' equity (deficit).........  $43,064    $(15,302)   $(11,218)   $(5,661)   $(3,630)
Stock prices (as traded on the Neuer Market):
High.........................................  E 26.48
Low..........................................  E 12.15

(1) See Note 6 to Notes to Consolidated Financial Statements.
(2) See Note 1 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the selected financial data in Item 6 of this Annual Report and our financial statements and notes thereto in Item 8 of this Annual Report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This discussion contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Risk Factors" and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

OVERVIEW

     We are a provider of innovative data management software and solutions that allow organizations to share, manage and manipulate complex information and to facilitate effective business-to-business processes and information exchange over the Internet. Our database management system utilizes and supports complex, multidimensional data models and standard Internet programming languages. Our Internet solutions provide our customers with the ability to author, manipulate and electronically distribute complex business documents based on advanced exchange protocols using the Internet as a new means to increase customer relationships, accelerate business processes and reduce costs, thereby facilitating effective business-to-business information exchange.

     From commencement of our operations in March 1995 through June 1999, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of December 31, 1999, we had an accumulated deficit of $22.1 million, and for the year ended December 31, 1999, our net loss was $5.6 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability.

     We derive our revenue from the sale of software product licenses and services revenue from professional consulting, training and technical support and maintenance. The software product license revenue is currently substantially derived from the sales of our POET Object Server Suite product line, and to a lesser extent, revenues generated from our POET Content Management Suite. Product revenue generated from our POET Content Management Suite product line was $939,000 and $127,000 for year ended December 31, 1999 and year ended December 31, 1998, respectively. Revenue generated from our POET eCatalog Suite product line was $96,000 in the year ended December 31, 1999. There was no other revenue generated from sales of the POET eCatalog Suite product line in any other period.

     Substantially all of our customers enter into maintenance and support agreements upon the commercial release of the customer's application that includes licensed POET products. Since 1996, we have had an average renewal rate of maintenance and support contracts of approximately 44%.

     Over the past several years, we have been dependent on a few key customers. In 1999 and 1998 approximately 16% and 27%, respectively, of our revenues came from Novell. Since March 1998, the revenues generated from Novell have been due to the pro-rated amortization of deferred revenues. As of December 31, 1999, all deferred revenues related to Novell have been recognized as planned. Novell is a stockholder of our company. Although we are seeking to diversify our customer base and expand our net revenues through our product offerings, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of customers.

     Amortization of deferred stock compensation represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of grant. We have recorded deferred compensation within stockholders' equity of approximately $1.6 million through December 31, 1999. We recorded amortization of deferred compensation of $626,000 and $47,000 during 1999 and 1998, respectively. At December 31, 1999, the remaining deferred compensation will be amortized as follows: $512,000 during 2000, $268,000 during 2001, $124,000 during 2002 and $23,000 during 2003.
The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE YEAR ENDED DECEMBER 31, 1998

TOTAL REVENUES

     Total revenues increased 19.0% to $10.6 million in the year ended December 31, 1999, from $8.9 million in the year ended December 31, 1998.

     PRODUCT REVENUE. Our product revenues are comprised primarily of sales of the POET Object Server Suite, POET Content Management Suite and POET eCatalog Suite. Product revenues increased 37.8% to $7.8 million, or 73.6% of total revenues, in the year ended December 31, 1999, from $5.7 million, or 63.6% of total revenues, in the year ended December 31, 1998. The increase in product revenues was primarily attributable to an additional $1.2 million of revenues from sales of our POET Object Server Suite and an additional $910,000 derived from sales of the POET Content Management Suite and eCatalog Suite product lines.

     CONSULTING AND TRAINING REVENUES. Consulting and training revenues decreased 17.3% to $1.5 million, or 14.2% of total revenues, in the year ended December 31, 1999, from $1.8 million, or 20.4% of total revenues, in the year ended December 31, 1998. The decrease in consulting and training revenues was primarily attributable to reduced consulting services provided to Novell.

     SUPPORT AND MAINTENANCE REVENUES. Support and maintenance revenues decreased 9.3% to $1.3 million, or 12.2% of total revenues, in the year ended December 31, 1999, from $1.4 million, or 16.0% of total revenues, in the year ended December 31, 1998. The decrease is primarily attributable to a decrease in support revenues derived from Novell of approximately $543,000, offset by an increase in the overall number of support and maintenance customers.

COST OF REVENUES

     COST OF PRODUCT REVENUE. Cost of software product revenues remained unchanged in the year ended December 31, 1999, as compared to the year ended December 31, 1998. As a percentage of product revenues, cost of product revenues decreased to 3.8% in the year ended December 31, 1999, from 5.2% in the year ended December 31, 1998.

     COST OF CONSULTING AND TRAINING REVENUES. Cost of consulting and training revenues decreased 11.1% to $1.1 million for the year ended December 31, 1999, from $1.2 million for the year ended December 31, 1998. As a percentage of consulting and training revenues, cost of consulting and training revenues increased to 69.9% in the year ended December 31, 1999, from 65.1% in the year ended December 31, 1998, due to a lower utilization of consulting personnel during the year ended December 31, 1999, primarily due to recently hired personnel who have not achieved full productivity levels.

     COST OF SUPPORT AND MAINTENANCE REVENUES. Cost of support and maintenance revenues decreased 3.6% to $1.0 million for the year ended December 31, 1999, from $1.1 million for the year ended December 31, 1998. As a percentage of support and maintenance revenues, cost of support and maintenance revenues increased to 79.3% in the year ended December 31, 1999, from 74.6% in the year ended December 31, 1998. The increase in cost of support and maintenance revenues as a percentage of support and maintenance revenues was primarily attributable to the decrease in support and maintenance revenues.

GROSS PROFIT

     Gross profit increased 29.3% to $8.2 million in the year ended December 31, 1999, from $6.4 million in the year ended December 31, 1998. As a percentage of total revenues, gross profit increased to 77.7% in the year ended December 31, 1999, from 71.4% in the year ended December 31, 1998. The increase was primarily attributable to an increase in product revenues, which generate a higher profit margin than services revenues.

OPERATING EXPENSES

     SELLING AND MARKETING. Selling and marketing expenses increased 28.2% to $7.6 million in the year ended December 31, 1999, from $5.9 million in the year ended December 31, 1998. Of this increase, $1.2 million was attributable to selling expenses and $459,000 was attributable to marketing expenses. The increase in the selling related expenses was primarily attributable to an increase in sales personnel and related compensation. The increase in marketing expenses was primarily attributable to an increase in spending on public relations and an increase in marketing, personnel and related compensation. We believe these expenses will increase significantly in future periods as we expect to continue to expand our selling and marketing efforts.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 23.3% to $3.2 million in the year ended December 31, 1999, from $2.6 million in the year ended December 31, 1998. The increase in research and development expenses resulted primarily from increases in the number of research and development personnel due to new product development which included the POET eCatalog Suite.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 27.8% to $1.8 million in the year ended December 31, 1999, from $1.4 million in the year ended December 31, 1998. The increase was primarily attributable to an increase in legal expenses.

     OTHER, NET. Other, net increased 53.1% to expenses of $539,000 in the year ended December 31, 1999, from expense of $352,000 in the year ended December 31, 1998. The increase in expense was primarily attributable to an interest expense charge of $809,000 made in conjunction with the conversion of debt to common stock offset by an increase in interest income as a result of higher average cash and cash equivalent balances due to the receipt of proceeds from our initial public offering in November 1999, the sale of our Series D convertible preferred stock in December 1998 and April 1999 and a convertible debt financing in January 1999.

     COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE YEAR ENDED DECEMBER 31, 1997

TOTAL REVENUE

     Total revenue increased 15.6% to $8.9 million in the year ended December 31, 1998, from $7.7 million in the year ended December 31, 1997.

     PRODUCT REVENUE. Our product revenue increased 2.6% to $5.7 million, or 63.6% of total revenue, in the year ended December 31, 1998 from $5.5 million, or 71.6% of total revenue, in the year ended December 31, 1997. The decrease in product revenue as a percentage of total revenue was due to the increase in services revenue.

     CONSULTING AND TRAINING REVENUE. Our consulting and training revenue increased 72.7% to $1.8 million, or 20.4% of total revenue, in the year ended December 31, 1998, from $1.1 million, or 13.6% of total revenue, in the year ended December 31, 1997. The increase in consulting and training revenue was derived principally from three significant customers, Techniker Krankenkasse, Ericsson and the European Union, for a total of approximately $500,000 and to an overall increase in customers requiring consulting services.

     SUPPORT AND MAINTENANCE REVENUE. Support and maintenance revenue increased 25.5% to $1.4 million, or 16.0% of total revenue, in the year ended December 31, 1998, from $1.1 million, or 14.8% of total revenue, in the year ended December 31, 1997. The increase was attributable to an increase in the average amount of revenue derived from support and maintenance contracts.

COST OF REVENUES

     COST OF PRODUCT REVENUE. Our cost of product revenue remained relatively unchanged at approximately $300,000 for both years. As a percentage of product revenue, cost of product revenue decreased slightly to 5.2% in the year ended December 31, 1998, from 5.3% in the year ended December 31, 1997.

     COST OF CONSULTING AND TRAINING REVENUE. Our cost of consulting and training revenue increased 68.4% to $1.2 million for the year ended December 31, 1998, from $703,000 for the year ended December 31, 1997. As a percentage of consulting and training revenue, cost of consulting and training revenue decreased to 65.1% in the year ended December 31, 1998, from 66.8% in the year ended December 31, 1997. The increase was primarily attributable to a larger number of customers requiring consulting services.

     COST OF SUPPORT AND MAINTENANCE REVENUE. Our cost of support and maintenance revenue increased 14.0% to $1.1 million for the year ended December 31, 1998, from $936,000 for the year ended December 31, 1997. As a percentage of support and maintenance revenue, cost of support and maintenance revenue decreased to 74.6% in the year ended December 31, 1998, from 82.2% in the year ended December 31, 1997. The increase in cost of support and maintenance revenue was primarily attributable to an increase in personnel and related costs.

GROSS PROFIT

     Gross profit increased 10.1% to $6.4 million in the year ended December 31, 1998, from $5.8 million in the year ended December 31, 1997. As a percentage of total revenue, gross profit decreased to 71.4% in the year ended December 31, 1998, from 75.0% in the year ended December 31, 1997. The decrease as a percentage of total revenue was primarily attributable to the growth in services revenue, which has a lower gross profit than product revenue.

OPERATING EXPENSES

     SELLING AND MARKETING. Our selling and marketing expense decreased 17.3% to $5.9 million in the year ended December 31, 1998, from $7.2 million in the year ended December 31, 1997. Of this decrease, $743,000 was attributable to marketing related expenses and $498,000 was related to selling related expenses. The decrease in marketing expenses resulted from a reduction of spending on advertising campaigns, and to a lesser extent, participation in fewer trade shows. The decrease in selling expenses was primarily attributable to a decrease in personnel and related costs.

     RESEARCH AND DEVELOPMENT. Our research and development expenses decreased 10.1% to $2.6 million in year ended December 31, 1998, from $2.9 million in year ended December 31, 1997. The decrease in research and development expenses was primarily attributable to a write-off of purchased software in the amount of approximately $242,000 in the year ended December 31, 1997.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses decreased 9.7% to $1.4 million in year ended December 31, 1998, from $1.6 million in the year ended December 31, 1997. The decrease in general and administrative was primarily attributable to a decrease in personnel and related costs.

     OTHER, NET. Other, net increased to expenses of $352,000 in the year ended December 31, 1998, from expenses of $19,000 in the year ended December 31, 1997. This increase in expenses resulted primarily from lower average cash and cash equivalent balances in the year ended December 31, 1998, compared to the year ended December 31, 1997, and from approximately $82,000 in interest expenses incurred as a result of warrants to investors issued in conjunction with a bridge financing, and approximately $25,000 in interest expenses from this bridge financing in the year ended December 31, 1998.

INVESTMENTS

     During 1999 and the 1998, we made the following investments in the acquisition of fixed assets (comprised of property, furniture and equipment) and the acquisition of financial assets, such as equity holdings or other investments. All of these acquisitions were largely financed through the sale of equity securities, bank loans and out of our cash flows. For 2000, we currently expect to make aggregate investments in fixed assets in the amount of approximately $1.7 million, which will be financed largely through working capital. Approximately 60% of these investments will be made in the U.S. and 40% in Europe. We currently have no definite plans for the acquisition of financial assets.

                                                              1999     1998
                                                              -----    -----
                                                              (IN THOUSANDS)
Acquisition of fixed assets.................................  $501     $199
Acquisition of financial assets.............................    --       --
                                                              ----     ----
          Total.............................................  $501     $199
                                                              ====     ====

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private sales of redeemable convertible preferred stock and from our initial public offering, resulting in net proceeds of $16.4 million and $41.6 million, respectively. To a lesser extent, we have also financed our operations through a convertible note financing and lending arrangements in the aggregate amount of $6.3 million.

     As of December 31, 1999, we had $35.0 million in cash and equivalents, $9.3 million in short term investments and $42.6 million in working capital. As of December 31, 1998, we had $4.8 million in cash and equivalents and $2.8 million in working capital. The increase in working capital was primarily due to our initial public offering in November 1999.

     Net cash used in operating activities was $3.9 million in 1999, $2.6 million in 1998 and $5.7 million in 1997. Net cash used in operating activities in each period reflect the net losses in each period.

     Net cash used in investing activities was $9.8 million in 1999, $199,000 in 1998 and $854,000 in 1997. Investing activities reflect purchases of property, furniture and equipment in each period, as well as purchases of short-term investments. Short-term investments are securities with an original maturity of greater than three months and less than a year. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

     Net cash provided by financing activities was $43.9 million in 1999, $6.2 million in 1998 and $755,000 in 1997. Our financing activities provided cash primarily through our initial public offering, proceeds from the issuance of redeemable convertible preferred stock, proceeds from a convertible note, credit lines through Technologie Beteiligungsgesellschaft mbH, or TBG, and IKB Deutsche Industriebank AG and proceeds from a convertible note to TBG.

     In January 1999, we entered into a $3.9 million convertible note agreement with TBG. Under this agreement, TBG purchased a convertible note in the aggregate principal amount of $3.9 million maturing on December 31, 2003, and bearing interest at 6% per year. In September 1999, we entered into an amendment to the convertible note agreement with TBG which converted the entire outstanding principal balance of the note, excluding accrued interest, into 275,106 shares of our common stock effective as of September 30, 1999. As a result of this amendment, we recognized a charge in the quarter ended September 30, 1999 of approximately $809,000.

     In September 1998, we entered into a $1.0 million bridge financing note agreement bearing interest at 10% per year with European Technology Holding, El Dorado Ventures III, El Dorado Technology IV, El Dorado C&L Fund, Sigma Partners III, Sigma Associates III, Sigma Investors III, Innovacom, Atlas Venture Europe Fund and Lawrence Owen Brown, Trustee for the Lawrence Owen Brown Family Trust. The outstanding principal and accrued interest under this agreement was repaid through the issuance of preferred stock as of the exchange date in December 1998. In conjunction with the note agreement, we granted the stockholders warrants to purchase 49,710 shares of Series D preferred stock.

     In 1997, our subsidiary POET Software GmbH entered into a loan agreement with IKB Deutsche Industriebank in the amount of DM 1.5 million (approximately $773,000 based on the U.S. Dollar/Deutsche Mark exchange rate at December 31,
1999) bearing interest at 7% per year with principal payments due quarterly of DM 125,000 commencing on June 15, 1999 and ending on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at December 31, 1999 was DM 1,125,000 (approximately $580,000 based on the U.S. Dollar/Deutsche Mark exchange rate at December 31, 1999). We have guaranteed the payment of principal and interest under this loan.

     We also have noncancelable operating leases for office space, and to a lesser extent, equipment and automobiles of approximately $3.2 million at December 31, 1999 that are payable through 2004.

     We expect to experience significant growth in our operating expenses, particularly as we increase our selling and marketing activities, increase research and development and professional services spending, and enhance our operational and financial systems for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines and payoffs of credit lines.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance regarding when software developed or obtained for internal use should be capitalized. This statement is effective for transactions entered into in fiscal years beginning after December 15, 1998. We do not expect that the adoption of this statement will have a material impact on our financial position or results of operations.

     In June 1998, the U.S. Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("U.S. SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. Under U.S. SFAS No. 133, contracts that were not formerly considered derivatives may now meet the definition of a derivative. As amended in June 1999 by U.S. SFAS No. 137, this statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet determined the impact that the adoption of U.S. SFAS 133 will have on our earnings or statement of financial position. We are required to adopt U.S. SFAS 133 on January 1, 2001.

                                  RISK FACTORS

                         RISKS RELATED TO OUR BUSINESS

OUR FAILURE TO INCREASE OUR REVENUES WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

     We have incurred significant net losses since we commenced operations in 1995. We have not achieved profitability, and we expect to incur net losses for the foreseeable future. Although our revenues have generally grown or remained stable in recent quarters, we cannot be certain that we can sustain comparable growth rates or that we will achieve sufficient revenues for profitability. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. As of December 31, 1999, we had an accumulated deficit of $22.1 million. We expect to continue to incur significant product development, sales and marketing, and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

IF WE FAIL TO EXPAND OUR SALES OPERATIONS, WE MAY NOT BE ABLE TO INCREASE REVENUES FROM OUR PRODUCTS.

     We need to expand our direct and indirect sales operations to increase market awareness of our products and services in order to increase revenues. The complexity of our products and their installation require highly trained sales personnel. The demand for sales personnel is very competitive in our industry due to the limited number of individuals with the requisite technical skills, understanding of the Internet and database management systems. We cannot be certain that we will be successful in our efforts to hire qualified sales personnel. If we are unable to expand our sales operations, we may not be able to increase sales of our products and grow our revenues which would in turn, seriously harm our business, financial condition and results of operations.

IF WE FAIL TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH INDIRECT SALES PARTNERS, OUR DISTRIBUTION CAPABILITIES WILL BE SERIOUSLY HARMED, WHICH WOULD HARM OUR REVENUES.

     We rely heavily upon our indirect sales channels, which consist of other businesses that implement our software into their products. These partners currently consist of original equipment manufacturers, system integrators, independent software vendors and other third-party resellers. For the year ended 1999, approximately 71% of our product revenues were derived through these indirect sales partners. In order to successfully market our products, we need to maintain relationships with our indirect sales partners as well as establish new relationships with similar parties. Our failure to maintain existing relationships or establish a sufficient number of new relationships with sufficiently qualified indirect sales partners would limit our distribution capabilities and, in turn, adversely affect our revenues, which would seriously harm our financial condition and results of operations.

THE UNPREDICTABILITY AND SEASONALITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

     We generally ship our products shortly after receipt of an order and typically do not have a significant backlog of unfulfilled orders. Our software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and we cannot predict them with any degree of certainty. Our revenues and results of operations will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

     - the timing of sales of our products and services;

     - the timing of recognizing revenue and deferred revenue under U.S. GAAP;

     - changes in our pricing policies or the pricing policies of our competitors;

     - increases in sales and marketing, product development or administration expenses;

     - the mix of services provided by us and third-party contractors;

     - our ability to attain and maintain quality levels for our products; and

     - costs related to acquisitions of technology or businesses.

     We also expect to experience seasonality in our results of operations. We expect the growth rate of our sales to be adversely affected in the third quarter of each year due to a slowdown in sales in Europe and other foreign areas during the summer months. In addition, we expect the growth rate of our sales in the first quarter to be adversely affected due to our customers' budgeting cycles.

     Due to the foregoing factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT.

     We commenced operations in March 1995, and, as a result of our limited operating history, we have limited meaningful historical financial data upon which to plan revenues and operating expenses. Our ability to forecast accurately our quarterly revenues is further limited because our software products have long sales cycles that make it difficult to predict the quarters in which sales will occur. In addition, the recent launch of two new software products, the POET Content Management Suite and the POET eCatalog Suite, makes it difficult to accurately forecast our revenues, as we have no experience with the purchasing patterns of customers for our new products. We plan our expenses in part on future revenue projections. Most of our expenses are fixed in the short-term, and we may not be able to quickly reduce spending if our revenues are lower than projected. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline.

OUR QUARTERLY RESULTS OFTEN DEPEND ON A SMALL NUMBER OF LARGE ORDERS, AND OUR QUARTERLY REVENUES MAY BE HARMED IF WE DO NOT COMPLETE ONE OR MORE OF THESE ORDERS IN ANY QUARTER.

     We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. In each of the last eight quarters in the period ended December 31, 1999, two customers accounted for at least 10% of total revenues in each quarter. Although we do not believe that the loss of any particular customer would materially harm our business, our quarterly results of operations could be harmed if we were unable to complete one or more substantial license sales in that quarter.

WE DO NOT EXPECT TO DERIVE FURTHER REVENUE FROM A KEY CUSTOMER FROM WHICH WE PREVIOUSLY DERIVED A SIGNIFICANT PORTION OF OUR REVENUES, AND IF WE ARE UNABLE TO REPLACE THESE REVENUES, OUR RESULTS OF OPERATIONS WILL BE HARMED

     We have derived a significant portion of our revenues over the past three years from one key customer, Novell, Inc. For the year ended 1999, we derived 16% of our revenues from Novell. For each of the years ended 1998, 1997 and 1996, we derived 24% or more of our revenues from Novell. We have completed our delivery, support and maintenance obligations to Novell, and we have not generated further revenue from

Novell after September 1999. If we are unable to generate revenues at an equivalent level from other customers in the future, our revenues will decrease, which will harm our results of operations.

IF WE ARE UNABLE TO MAINTAIN AND DEVELOP STRATEGIC RELATIONSHIPS WITH VENDORS OF INTERNET-BASED PURCHASING SYSTEMS, OUR LICENSING REVENUES FROM THE POET ECATALOG SUITE WOULD BE HARMED.

     Our ability to maintain and develop strategic relationships with vendors of Internet-based purchasing systems, such as Ariba, Inc., is fundamental to the success of our POET eCatalog Suite. Ariba is a leading provider of electronic purchasing systems for Internet-based purchases of goods. To date, our strategic business relationship with Ariba is our most significant agreement of this kind, and the success of the POET eCatalog Suite in its current version is highly dependent upon the market acceptance of the Ariba Operating Resource Management System, which has been developed to connect business consumers to business suppliers and to automate the purchasing process of business consumers. Although the POET eCatalog Suite can be adapted to complement purchasing systems other than Ariba's, the process of adapting the POET eCatalog Suite to a new system could be expensive and time-consuming. If the Ariba Operating Resource Management System is unsuccessful, or if we are unable to leverage the current version of the POET eCatalog Suite from the success of the Ariba Operating Resource Management System, our ability to market the POET eCatalog Suite will be harmed.

     Even if our relationship with Ariba continues and the Ariba Operating Resource Management System is successful, we cannot be certain that we will be able to establish and retain business relationships with other developers and suppliers of Internet-based electronic purchasing systems in the marketing of the POET eCatalog Suite. If our strategic relationship with Ariba ends or we are unable to develop additional business relationships of this kind, our prospects for generating revenues through the licensing of the POET eCatalog Suite would be harmed.

OUR FUTURE REVENUE IS DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY INCREASE SALES OF OUR POET CONTENT MANAGEMENT SUITE AND TO INTRODUCE OUR POET ECATALOG SUITE.

     We expect that our future financial performance will depend significantly on revenue from our POET Content Management Suite and POET eCatalog Suite. We began shipping the POET Content Management Suite to customers in May 1998. In 1999, we derived 12% of our product revenues from sales of our POET Content Management Suite. We released Version 1.0 of POET eCatalog Suite in September 1999. In 1999, we derived 1% of our product revenues from sales of our POET eCatalog Suite. Thus far, our sales of these products have not increased significantly, and we face significant risks inherent in the introduction of these products. Market acceptance of the POET eCatalog Suite, for example, will depend upon the market for Internet-based electronic purchasing systems. We cannot predict the success of this market. We also cannot be certain that the POET Content Management Suite or the POET eCatalog Suite will meet customers' requirements or expectations or that our products will be free of significant software defects, which may only become apparent in longer-term operations. If the POET Content Management Suite or the POET eCatalog Suite do not meet customers' requirements or expectations, upgrading or enhancing the product could be costly and time-consuming and may harm our business, results of operations and financial condition. For more information regarding these products, see "Business -- Products" and "-- Services."

THE POET OBJECT SERVER SUITE CURRENTLY ACCOUNTS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND IF IT DOES NOT CONTINUE TO BE COMMERCIALLY SUCCESSFUL, OUR FUTURE REVENUES WILL BE SIGNIFICANTLY HARMED.

     In 1999, we derived 87% of our product revenues from sales of our POET Object Server Suite. We expect a significant portion of our future revenues to continue to depend on the continued commercial success of our POET Object Server Suite product line. We cannot be certain that the POET Object Server Suite will continue to receive market acceptance, or that we will be able to introduce enhanced versions of POET Object Server Suite on a timely basis to meet the evolving needs of our customers, maintain compatibility with other third-party systems or remain competitive. If our POET Object Server Suite is not successful, our revenues will be negatively impacted, which could harm our business, financial condition and results of operations. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Products" and
"-- Services."

IF WE ARE UNABLE TO MEET THE RAPID CHANGES IN SOFTWARE TECHNOLOGY, OUR EXISTING PRODUCTS COULD BECOME OBSOLETE.

     The market for our products is characterized by rapid technological change, frequent new product introductions and technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. We cannot be certain that we will be able to enhance our current products and develop new products on a timely basis to keep pace with technological developments and to satisfy the increasingly sophisticated requirements of our customers. New products based on new technologies or new industry standards can render our existing products obsolete and unmarketable. Any failure to develop new products or product enhancements will substantially decrease market acceptance and sales of our present and future products, which will harm our business and financial results.

IF THE EXTENSIBLE MARKUP LANGUAGE FAILS TO BECOME A STANDARD DATA EXCHANGE PROTOCOL FOR THE INTERNET, THE MARKETABILITY OF OUR PRODUCTS MAY BE LIMITED.

     Our POET Content Management Suite and our POET eCatalog Suite operate with the eXtensible Markup Language, or XML, which we expect to be a predominant data exchange protocol, or a standard format for content structure and the method and means for exchanging data, for e-commerce on the Internet in the future. Should XML fail to be adopted as a predominant data exchange protocol for e-commerce on the Internet, it would seriously impede the marketability of our products and force us to adapt our products to other data exchange protocols, which would be costly and may not lead to marketable and competitive products. Our failure to adapt or develop new products would have a negative impact on our revenues, which would harm our business, financial condition and results of operations.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY, AND IF WE LOSE KEY PERSONNEL, WE MAY BE UNABLE TO REPLACE THEM, WHICH COULD DISRUPT OPERATIONS AND HARM OUR FINANCIAL CONDITION.

     Our success depends largely upon the skills, experience and performance of our executive officers and key employees, particularly Dirk Bartels, our Chief Executive Officer. If we lose one or more of our key employees, our business, financial condition and results of operations could be harmed. We maintain a key person life insurance policy covering Mr. Bartels, but not for other key employees. Our executive officers and all of our employees in the United States are at-will employees, meaning they are not bound by contract to continue service with us and may terminate their employment with little notice. Our executive officers and employees in Germany generally have employment agreements pursuant to which they provide services for us for an unspecified term and agree to provide six weeks to three months notice prior to terminating their employment with us. If our officers or employees terminate their employment on short notice, we may not be able to replace them on a timely basis, which could disrupt our operations.

     Our future success also depends largely on our ability to continue attracting and retaining highly skilled personnel, and we face intense competition from other software companies for qualified personnel. We have historically experienced significant difficulties in hiring and retaining qualified personnel in key management positions. For example, over the past three years, our average annual workforce turnover rate was approximately 29% in the United States and approximately 16% in Germany, and we may encounter similar or increased turnover rates in the future. We cannot be certain that we will be successful in attracting or retaining qualified personnel in the future, which could harm our business, financial condition and results of operations.

IF WE ARE UNABLE TO EXPAND OUR PROFESSIONAL SERVICES AS WE GROW, WE MAY LOSE CUSTOMERS.

     Customers who license our software typically engage our professional services, including consulting, support and training. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate third-party resellers on how to use our products. We plan to increase the number of service personnel to meet these needs. However, hiring new service personnel is competitive, and, once hired, such personnel require training and education over time to reach full productivity. If our professional services organization is unable to service our customers as we grow, customers may become dissatisfied with our services and we may lose customers, which would harm our business.

WE FACE INTENSE COMPETITION THAT COULD REDUCE OUR MARKET SHARE.

     The database and e-commerce markets are intensively competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Principal sources of competition include:

     - in-house development efforts by potential customers;

     - content management companies such as Chrystal Software, Incorporated, Vignette Corporation, Inso Corporation, Documentum, Inc., Requisite Technology, Inc., SAQQARA Systems, Inc. and Ondisplay, Inc.; and

     - other vendors of software that address the same customer needs, such as vendors of object-oriented database management systems, like Object Design Inc., Versant Corporation and Objectivity Inc.

     In the future, we may also face competition from other sources that are poised to enter the market, including vendors of relational database systems, such as Microsoft Corporation, IBM, Informix Corporation, Pervasive Software, Inc. and Oracle Corporation. Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. They have well-established relationships with current and potential customers and have the resources to enable them to more easily adopt aggressive pricing policies to gain market share or bundle their products in a manner that may discourage users from purchasing our products. If we are unable to compete successfully against our current and future competitors, we could experience price reductions, reduced gross margins and loss of market share, any one of which could materially and adversely affect our business, operating results and financial condition. See "Business -- Competition" for more information about our competition.

IF WE FAIL TO MANAGE OUR EXPANSION EFFECTIVELY, WE MAY INCUR SIGNIFICANT LOSSES.

     We have recently expanded our operations rapidly and intend to continue this expansion into the foreseeable future. This rapid growth places significant demands on management and operational resources. In order to manage growth effectively, we need to improve our operational systems, procedures and controls on a timely basis. If we fail to implement scalable key operational systems integral to our business as our operations expand, we may incur significant losses, which could harm our business, financial condition and results of operations.

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS IS DEPENDENT UPON MANY FACTORS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS INTERNATIONALLY AND COULD AFFECT OUR PROFITABILITY.

     We market and sell our products in the United States and internationally. In 1999, we generated 43% of our total revenues through product licenses sold and services rendered to customers located outside of the United States, primarily in Germany. We intend to substantially expand our international operations and enter new international markets. Our international operations are, and will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. The following factors may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally:

     - expenses associated with customizing products for foreign countries;

     - dependence on local partners who may not be able to meet the needs of a growing international market;

     - greater difficulty in accounts receivable collection and longer collection periods;

     - difficulties and costs of staffing and managing foreign operations;

     - unexpected changes in regulatory requirements related to the Internet;
       and

     - limited or unfavorable intellectual property protection.

     Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets and establish relationships with additional distributors and third-party integrators.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS ASSOCIATED WITH CURRENCY FLUCTUATIONS, WHICH MAKES OUR FUTURE RESULTS OF OPERATIONS DIFFICULT TO PREDICT.

     To date, a majority of our international revenues and costs have been denominated in foreign currencies, especially in Deutsche Mark and, since the Deutsche Mark conversion to the euro in January 1999, in euros. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. We cannot predict the potential consequences to our business as a result of the adoption of the euro as a common currency in parts of Europe. To date, we have not engaged in any foreign exchange hedging transactions, and we are, therefore, subject to foreign currency risk, especially with regard to the U.S. dollar and euro exchange rates.

     The expenses of our subsidiary POET Software GmbH are denominated in Deutsche Mark. However, the value of Deutsche Mark is tied to the value of the euro. As a result, appreciation of the euro relative to the U.S. dollar could adversely affect our results of operations. Even when foreign currency expenses substantially offset revenues in the same currency, profits may be diminished when reported in dollars. Fluctuations in the U.S. dollar relative to the euro will affect comparisons of our reported results of operations. Due to the constantly changing currency exposures and the volatility of currency exchange rates, we could experience currency losses in the future, and we cannot predict the effect of the exchange rate fluctuations upon our future results of operations. For more information regarding currency fluctuations, see Item 7A of this Annual Report.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGY OR TRADEMARKS, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES AND INCREASE COSTS.

     We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and customers, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States or Germany.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although we have never been involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of alleged infringement of others' intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

     - stop selling, incorporating or using our products or services that use the challenged intellectual property;

     - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     - redesign those products or services that use such technology.

     If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, which would reduce our revenues.

     To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of database, content management and e-commerce software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. For more information concerning our intellectual property rights, see "Business -- Proprietary Rights and Licensing."

OUR SOFTWARE PRODUCTS MAY HAVE UNKNOWN DEFECTS, WHICH COULD HARM OUR REPUTATION OR IMPEDE MARKET ACCEPTANCE OF OUR PRODUCTS.

     Despite testing by us, defects have occurred in the past and may occur in the future in our software. Complex software like ours may be difficult to integrate with customers' existing systems and may contain errors or defects when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products until after they are sold. In addition, any defect in other software or hardware with which our software interacts could be mistakenly attributed to our software by our customers or their end-users. These defects or perceptions of defects could cause our customers and their end-users to experience service interruptions. Service interruptions could damage our reputation or increase our product development costs, divert our product development resources, cause us to lose revenue, or delay market acceptance of our products, any of which could harm our business, financial condition and results of operations.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

     We may be subject to product liability claims for defects in our products. Although we believe that our product liability coverage is currently adequate, we did not obtain this insurance until July 1996, and it is limited. A successful liability claim brought against us in excess of relevant insurance coverage could be costly, which could harm our business, financial condition and results of operations.

                         RISKS RELATED TO THE INTERNET

OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF THE INTERNET FOR E-COMMERCE.

     Our future success in marketing our POET Content Management Suite and our POET eCatalog Suite depends heavily on the acceptance of the Internet and its widespread use for e-commerce. If the Internet e-commerce does not continue to grow or grows more slowly than expected, our business, financial condition and results of operations could be harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure and security, slow development of enabling technologies or insufficient commercial support. In addition, the Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our products and services to changing or emerging technologies.

WE COULD FACE ADDITIONAL BURDENS ASSOCIATED WITH GOVERNMENT REGULATION OF AND LEGAL UNCERTAINTIES RELATED TO THE INTERNET.

     New Internet legislation or regulation, or the application of existing laws and regulations to the Internet and e-commerce, could harm our business, financial condition and results of operations. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to e-commerce. Although there are currently few laws and regulations directly applicable to e-commerce, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services. For example, the United States Congress recently enacted Internet laws regarding children's privacy, copyrights and the transmission of sexually explicit material. In addition, the European Union recently enacted its own Internet privacy regulations. The burden of compliance with any additional laws or regulations regarding the Internet may decrease the growth of the Internet or e-commerce, which could, in turn, decrease the demand for our products and services and increase our costs of doing business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

     Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and cash equivalents, which consists primarily of investments in commercial paper and money market accounts, and reported at an aggregate fair market value of $44.4 million as of December 31, 1999. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 1999, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

     Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with our German subsidiary. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars, Deutsche Mark or the euro. Transaction gains or losses have not been significant in the past and there is no hedging activity on Deutsche Mark, the euro or other currencies. Based on the intercompany balance of $921,000 at December 31, 1999, a hypothetical 10% adverse change in Deutsche Mark against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

     Notwithstanding the foregoing, analysis of the direct effects of interest rate and foreign currency exchange rate fluctuations on the value of our investments and accounts and the indirect effects of such fluctuations could have a material adverse effect on our business, financial condition and results of operations. For example, international demand for our products is affected by foreign currency exchange rates. In addition, interest rate fluctuations may affect the buying patterns of our customers. Furthermore, interest rate and currency exchange rate fluctuations have broad influence on the general condition of the U.S., foreign and global economies that could have a material adverse effect on us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              POET HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Deloitte & Touche LLP, Independent Auditors.......   37
Consolidated Balance Sheets.................................   38
Consolidated Statements of Operations and Comprehensive
  Loss......................................................   39
Consolidated Statements of Stockholders' Equity
  (Deficiency)..............................................   40
Consolidated Statements of Cash Flows.......................   41
Notes to Consolidated Financial Statements..................   42

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of POET Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of POET Holdings, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of POET Holdings, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 1999 in conformity with accounting standards generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          DELOITTE & TOUCHE LLP

San Jose, California
February 11, 2000

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 35,039    $  4,776
  Short-term investments....................................     9,311          --
  Accounts Receivable trade (net of allowances of $134 and
     $65 in 1999 and 1998, respectively)....................     2,125       1,590
  Inventories...............................................        32          49
  Other current assets......................................       288         327
                                                              --------    --------
          Total current assets..............................    46,795       6,742
Property, furniture and equipment, net......................       581         538
Other assets, net...........................................       224         253
                                                              --------    --------
          Total assets......................................  $ 47,600    $  7,533
                                                              ========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $    933    $    518
  Accrued liabilities.......................................     2,149         956
  Deferred revenue ($0 and $1,656 in 1999 and 1998,
     respectively, from related party)......................       845       2,197
  Current portions of debt (including capital lease
     obligations)...........................................       283         262
                                                              --------    --------
          Total current liabilities.........................     4,210       3,933
Long-term obligations.......................................       326       2,906
Commitments and contingencies (Note 8)
  Redeemable convertible preferred stock, $0.001 par value;
     shares authorized; 1999-none; 1998-5,415,353
  Series A, shares designated; 1999 - none;
     1998 - 1,225,190; shares outstanding: 1999 - none;
     1998 - 1,225,190.......................................        --         836
  Series B, shares designated; 1999 + none;
     1998 - 1,865,163; shares outstanding: 1999 - none;
     1998 - 1,686,049.......................................        --       2,588
  Series C, shares designated; 1999 - none;
     1998 - 1,400,000; shares outstanding: 1999 - none;
     1998 - 1,143,886.......................................        --       6,501
  Series D, shares designated; 1999 - none; 1998 - 926,832;
     shares outstanding: 1999 - none; 1998 - 855,810........        --       5,988
  Warrants..................................................        --          83
Stockholders' equity (deficiency):
  Preferred Stock, $0.001 par value; 3,000,000 shares
     authorized; no shares outstanding
  Common Stock, $0.001 par value; 30,000,000 shares
     authorized
     Series A, 30,000,000 shares designated; shares
      outstanding: 1999 - 10,547,106; 1998 - 207,977........        11          --
     Series B, shares designated; 1999-none; 1998-1,411,173;
      shares outstanding: 1999 - 0; 1998 - 1,361,173........        --           1
Additional paid-in capital..................................    65,582       2,287
Deferred stock compensation.................................      (927)     (1,237)
Accumulated deficit.........................................   (22,058)    (16,494)
Accumulated other comprehensive income......................       456         141
                                                              --------    --------
          Total stockholders' equity (deficiency)...........    43,064     (15,302)
                                                              ========    ========
Total liabilities and stockholders' equity (deficiency).....  $ 47,600    $  7,533
                                                              ========    ========

                      POET HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues:
  Product ($1,571, $1,429 and $2,220 in 1999, 1998 and 1997,
     respectively from a preferred stockholder).............  $ 7,812    $ 5,668    $ 5,525
  Consulting and training ($10, $180 and $7 in 1999, 1998
     and 1997, respectively from a preferred stockholder)...    1,505      1,819      1,053
  Support and maintenance ($74, $756 and $654 in 1999, 1998
     and 1997, respectively from a preferred stockholder)...    1,297      1,430      1,139
                                                              -------    -------    -------
          Total revenues....................................   10,614      8,917      7,717
                                                              -------    -------    -------
Operating expenses:
  Cost of product...........................................      295        295        292
  Cost of consulting and training...........................    1,052      1,184        703
  Cost of support and maintenance...........................    1,029      1,067        936
  Selling and marketing.....................................    7,591      5,922      7,163
  Research and development..................................    3,221      2,612      2,906
  General and administrative................................    1,825      1,428      1,581
  Amortization of deferred stock compensation...............      626         47         --
                                                              -------    -------    -------
          Total operating expenses..........................   15,639     12,555     13,581
                                                              -------    -------    -------
Operating loss..............................................   (5,025)    (3,638)    (5,864)
                                                              -------    -------    -------
Other income (expense):
  Interest expense..........................................   (1,114)      (382)      (254)
  Interest income and other, net............................      567         45        241
                                                              -------    -------    -------
          Total other expense, net..........................     (547)      (337)       (13)
                                                              -------    -------    -------
Loss before income taxes....................................   (5,572)    (3,975)    (5,877)
Income taxes................................................        8        (15)        (6)
                                                              -------    -------    -------
Net loss....................................................  $(5,564)   $(3,990)   $(5,883)
                                                              -------    -------    -------
Other comprehensive income (loss) -- foreign currency
  translation adjustment....................................      315       (155)       326
                                                              -------    -------    -------
Comprehensive loss..........................................   (5,249)    (4,145)    (5,557)
                                                              =======    =======    =======
Basic and diluted net loss per share (Note 1)...............  $ (2.64)   $ (2.65)   $ (4.17)
                                                              =======    =======    =======
Shares used in computing basic and diluted net loss per
  share.....................................................    2,109      1,507      1,412
                                                              =======    =======    =======
Pro forma basic and diluted net loss per share (Note 1).....  $ (0.79)   $ (0.72)
                                                              =======    =======
Shares used in computing pro forma basic and diluted net
  loss per share (Note 1)...................................    7,067      5,575
                                                              =======    =======

                      POET HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              COMMON STOCK                                                          ACCUMULATED
                                -----------------------------------------                                              OTHER
                                     SERIES A              SERIES B                     DEFERRED                   COMPREHENSIVE
                                -------------------   -------------------   PAID IN      STOCK       ACCUMULATED      INCOME
                                  SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL   COMPENSATION     DEFICIT        (LOSS)
                                ----------   ------   ----------   ------   -------   ------------   -----------   -------------
Balances at January 1, 1997...     158,000    $--      1,361,173    $ 1     $   989     $    --       $ (6,621)        $ (30)
Repurchase of Series A common
  stock.......................     (25,000)                                      (6)
Exercise of Series A common
  stock options...............      11,728                                        6
Net loss......................                                                                          (5,883)
Foreign currency translation
  adjustment..................                                                                                           326
                                ----------    ---     ----------    ---     -------     -------       --------         -----
Balances at December 31,
  1997........................     144,728     --      1,361,173      1         989          --        (12,504)          296
Exercise of Series A common
  stock options...............      63,249                                       14
Deferred stock compensation...                                                1,284      (1,284)
Amortization of deferred stock
  compensation................                                                               47
Net Loss......................                                                                          (3,990)
Foreign currency translation
  adjustment..................                                                                                          (155)
                                ----------    ---     ----------    ---     -------     -------       --------         -----
Balances at December 31,
  1998........................     207,977     --      1,361,173      1       2,287      (1,237)       (16,494)          141
Exercise of Series A common
  stock options...............     135,565                                       65
Repurchase of Series A common
  stock.......................      (1,188)                                      (1)
Common stock issued upon
  conversion of debt..........     275,106      1                             4,507
Imputed loan discount.........                                                  348
Exercise of warrants..........      16,516                                       60
Conversion of Preferred Stock
  and Series B common stock to
  Series A common stock.......   6,343,130      6     (1,361,173)    (1)     16,467
Series A common stock issued
  for cash upon the initial
  public offering, net of
  issuance costs..............   3,570,000      4                            41,533
Deferred stock compensation...                                                  316        (316)
Amortization of deferred stock
  compensation................                                                              626
Net loss......................                                                                          (5,564)
Foreign currency translation
  adjustment..................                                                                                           315
                                ----------    ---     ----------    ---     -------     -------       --------         -----
Balances at December 31,
  1999........................  10,547,106    $11             --    $--     $65,582     $  (927)      $(22,058)        $ 456
                                ==========    ===     ==========    ===     =======     =======       ========         =====


                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                (DEFICIENCY)
                                -------------
Balances at January 1, 1997...    $ (5,661)
Repurchase of Series A common
  stock.......................          (6)
Exercise of Series A common
  stock options...............           6
Net loss......................      (5,883)
Foreign currency translation
  adjustment..................         326
                                  --------
Balances at December 31,
  1997........................     (11,218)
Exercise of Series A common
  stock options...............          14
Deferred stock compensation...
Amortization of deferred stock
  compensation................          47
Net Loss......................      (3,990)
Foreign currency translation
  adjustment..................        (155)
                                  --------
Balances at December 31,
  1998........................     (15,302)
Exercise of Series A common
  stock options...............          65
Repurchase of Series A common
  stock.......................          (1)
Common stock issued upon
  conversion of debt..........       4,508
Imputed loan discount.........         348
Exercise of warrants..........          60
Conversion of Preferred Stock
  and Series B common stock to
  Series A common stock.......      16,472
Series A common stock issued
  for cash upon the initial
  public offering, net of
  issuance costs..............      41,537
Deferred stock compensation...          --
Amortization of deferred stock
  compensation................         626
Net loss......................      (5,564)
Foreign currency translation
  adjustment..................         315
                                  --------
Balances at December 31,
  1999........................    $ 43,064
                                  ========

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Cash flows from operating activities:
  Net Loss..................................................  $(5,564)   $(3,990)   $(5,883)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................    1,365        585        618
     Amortization of deferred stock compensation............      626         47         --
     Loss on disposal of property, furniture and
       equipment............................................       --         --        245
     Changes in assets and liabilities:
       Trade accounts receivable............................     (681)      (430)      (426)
       Inventories..........................................       13         19        (63)
       Other current assets.................................       17       (177)       (32)
       Other assets.........................................       (4)        37       (269)
       Accounts payable and accrued liabilities.............    1,638         73        (61)
       Deferred revenues....................................   (1,326)     1,251        128
                                                              -------    -------    -------
          Net cash used for operating activities............   (3,916)    (2,585)    (5,743)
Cash flows from investing activities:
  Purchases of property, furniture and equipment............     (501)      (199)      (854)
  Purchases of short-term investments.......................   (9,311)        --         --
                                                              -------    -------    -------
          Net cash used in investing activities.............   (9,812)      (199)      (854)
Cash flows from financing activities:
  Borrowings................................................    3,912      1,338        825
  Repayments of debt........................................   (2,151)       (91)       (70)
  Preferred stock issued....................................      475      4,964         --
  Common stock issued.......................................   41,661         14         --
                                                              -------    -------    -------
          Net cash provided by financing activities.........   43,897      6,225        755
Effect of exchange rate changes on cash and equivalents.....       94       (190)       141
                                                              -------    -------    -------
Increase (decrease) in cash and equivalents.................   30,263      3,251     (5,701)
Cash and equivalents -- beginning of year...................    4,776      1,525      7,226
                                                              -------    -------    -------
Cash and equivalents -- end of year.........................  $35,039    $ 4,776    $ 1,525
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $   128    $    28    $    10
                                                              =======    =======    =======
  Taxes paid................................................  $    14    $    11    $     7
                                                              =======    =======    =======
Non-cash financing and investment activities:
  Deferred stock compensation...............................  $   316    $ 1,284    $    --
                                                              =======    =======    =======
  Property acquired under capital leases....................  $    --    $    --    $    41
                                                              =======    =======    =======
  Conversion of notes payable into Series D preferred
     stock..................................................  $    --    $ 1,025    $    --
                                                              =======    =======    =======
  Conversion of notes payable into Series A common stock....  $ 3,900    $    --    $    --
                                                              =======    =======    =======
  Conversion of redeemable convertible preferred stock upon
     initial public offering................................  $16,472    $    --    $    --
                                                              =======    =======    =======

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business -- The principal business activities of POET Holdings, Inc. (the Company) and its subsidiaries are the design and marketing of database management system software products and consulting services related to such software. The Company was incorporated in the state of Delaware in November 1994.

     Prior to March 1995, the Company was dormant and had no assets or outstanding stock. In March 1995, in connection with a reorganization, the Company acquired POET Software GmbH (POET GmbH), a German corporation, and POET GmbH's wholly-owned subsidiary, POET Software Corporation, located in California in exchange for 1,225,190 shares of Series A convertible preferred stock and 1,411,173 shares of Series B common stock. Following this reorganization the stockholders of Poet GmbH became stockholders of the Company in the same proportion. As a result of the continuing control by the Poet GmbH stockholders the reorganization was recorded on an "as-if-pooled" basis. Subsequent to the reorganization, the Company issued 1,689,049 shares of Series B preferred stock for net proceeds of $2,588,219 to a new group of investors.

     In June 1995, the Company acquired, in a purchase transaction, certain assets and assumed certain liabilities of BKS Entwicklungs Software GmbH (BKS) for approximately $199,000 in cash. BKS provided consulting services for object data-based programming. In connection with this acquisition, the Company recorded goodwill of $208,000, which is amortized over three years.

     In December 1996, the Company merged Poet GmbH and BKS Entwicklungs Software GmbH into one entity now referred to as Poet GmbH.

     Consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Inventories -- Inventories, consisting primarily of manuals and magnetic media, are stated at the lower of cost (first-in, first-out (FIFO) basis), or market value.

     Short Term Investments -- Investments with original maturities greater than three months and less than one year are classified as short term investments. The Company accounts for investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. The Company has classified all of its investments as available-for-sale securities. While the Company's practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains or losses being excluded from earnings and reported as a separate component or stockholder's equity. Cost is based on the specific identification method for purposes of computing realized gains and losses. The realized gain on investments was immaterial at December 31, 1999.

     Property, Furniture and Equipment -- Property, furniture and equipment are stated at cost. Depreciation is computed generally on a straight-line basis over the estimated useful lives of the assets which range from three-to-seven years. Leasehold improvements and assets acquired under capital lease are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the asset.

     Other Assets -- The Company recorded goodwill of $208,000 in connection with the BKS acquisition, which is amortized over three years. At December 31, 1999 and 1998, accumulated amortization was $208,000.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed
Of -- The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Software Development Costs -- Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased, or Otherwise Marketed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

     Revenue Recognition -- The Company's revenue recognition policy is consistent with Statement of Position No. 97-2, as amended. License revenues are comprised of fees for the Company's software products. Revenue from license fees is recognized when an agreement has been signed, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, collectibility is probable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. For electronic delivery, the software is considered to have been delivered when the Company has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Support and maintenance arrangements do not provide for specified upgrade rights and provide technical support and the right to unspecified upgrades on an if-and-when-available basis. Revenue from support arrangements is recognized on a straight-line basis over the life of the related agreement, which is typically one year. If support, consulting services or training are included in an arrangement that includes a license agreement, amounts related to support, consulting services, training and the licenses are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support, professional services and license agreements is based on the price when such elements are sold separately, or, when not sold separately, the price is established by management having the relevant authority. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element's fair value. Consulting and training revenue is recognized when provided to the customer. Revenues from custom development projects are recognized on the percentage of completion basis. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

     Cost of Revenues -- Cost of product revenues includes cost of production and related materials. Cost of support and maintenance revenues includes payroll and other costs associated with product maintenance and escrow services. Costs of consulting and training principally includes payroll and related costs.

     Financial Statement Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses as of the date and for the period presented. Actual amounts could differ from those estimates.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells the majority of its products to companies in North America and Europe. To reduce credit risk, management performs ongoing credit evaluations of its significant customers' financial condition and maintains reserves for potential credit losses.

     Financial Instruments -- The Company's financial instruments include cash and equivalents, short term investments and long-term debt. At December 31, 1999 and 1998, the fair value of these financial instruments approximated their financial statement carrying amounts.

     Income Taxes -- Income taxes are accounted for using an asset and liability approach to account for deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Foreign Currency Translation -- All assets and liabilities of operations outside the United States are translated into U.S. dollars from their functional currency, which is the local currency, at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Gains and losses resulting from translation are included in other comprehensive income. Gains and losses on foreign currency transactions have been reflected in the statements of operations and were not material in 1999 and 1998.

     Certain Significant Risks and Uncertainties -- The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows; ability to increase revenues, the hiring, training and retention of key employees; development of sales distribution capabilities; market acceptance of the Company's products under development; fundamental changes in the technology underlying the Company's software products; litigation or other claims against the Company; adverse changes in international market conditions; successful and timely completion of product development efforts; product introductions by competitors and the ability to obtain additional financing.

     Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

     Net Loss per Common Share -- Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

     Pro Forma Net Loss per Common Share -- Pro forma basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase) and the weighted average number of common shares resulting from the automatic conversion of outstanding shares of convertible redeemable preferred stock, which occurred upon the closing of the planned initial public offering, as if it had occurred at January 1, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. As amended in June 1999 by SFAS No. 137, this statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. The Company is required to adopt SFAS 133 on January 1, 2001.

 2. PROPERTY, FURNITURE AND EQUIPMENT

     Property, furniture and equipment consist of (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Computer equipment and software.............................  $ 1,594    $ 1,185
Office equipment, furniture and fixtures....................      722        868
Leasehold improvements......................................       22         22
                                                              -------    -------
          Total.............................................    2,338      2,075
Accumulated depreciation and amortization...................   (1,757)    (1,537)
                                                              -------    -------
Property, furniture and equipment, net......................  $   581    $   538
                                                              =======    =======

 3. ACCRUED LIABILITIES

     Accrued liabilities consist of (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                               1999     1998
                                                              ------    ----
Compensation................................................  $  547    $305
Payroll tax accruals........................................     265     274
Stock Issuance Costs........................................     774      --
Other.......................................................     563     377
                                                              ------    ----
          Total.............................................  $2,149    $956
                                                              ======    ====

 4. LONG-TERM OBLIGATIONS

     Long-term debt consists of (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                              1999      1998
                                                              -----    ------
Borrowings from foreign government agency...................  $  --    $2,202
Term bank loan..............................................    580       899
Capital lease obligations (see Note 8)......................     22        67
Other.......................................................      7        --
                                                              -----    ------
          Total.............................................  $ 609    $3,168
Current portion.............................................   (283)     (262)
                                                              -----    ------
          Total long-term obligations.......................  $ 326    $2,906
                                                              =====    ======

     The Company received $3.9 million from the issuance of a convertible note to Technologie Beteiligungsgesellschaft (TBG) in January 1999. The amount is due on December 31, 2003 and the interest rate is 6% per annum. The holder may convert the entire principal amount of the note at approximately $19 per share, excluding accrued interest, into Series A common stock. No interest will accrue until June 30, 2000. The imputed interest of $348,000 has been amortized to interest expense over the term of the note. On September 13, 1999 the Company and TBG executed an amendment to the TBG loan agreement whereby the principal debt amount of $3.9 million was converted into 275,106 shares of Series A common stock. The result

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

of this conversion was a reduction in debt of $3.7 million and a charge of $809,000 to operations during the quarter ended September 30, 1999. The charge represents the fair value of the securities transferred in the conversion in excess of the fair value of the securities issued pursuant to the original conversion date.

     The Company's subsidiary, POET Software GmbH, had three separate term notes with TBG, a foreign government agency. The first note of 1,000,000 Deutsche Marks (DM) (approximately $598,000 at December 31, 1998) matures on December 31, 2003. The note bears interest at 5% per year with interest payments due semiannually. Two additional notes with the same agency for total borrowings of 2,100,000 DM (approximately $1,259,000 at December 31, 1998), mature on December 31, 2005. The notes bear interest at 6% per year on the amount outstanding with interest payments due semiannually.

     The term notes included a prohibition on entering into contracts which contain a single annual lump sum payment by POET Software GmbH in excess of 100,000 DM or 10,000 DM on a monthly basis, without the consent of the agency. The term notes contain discretionary prepayment penalties. Should the term notes be repaid in part or in full by the Company before maturity, a prepayment penalty could be assessed by the agency, at its discretion, up to 30% of the amount of the principal balance outstanding. Such decision would be based upon the agency's judgment of the Company's financial condition at the date of prepayment. There are also contingent payments that could be required at the maturity of the term notes which are at the agency's discretion. Such contingencies would require POET GmbH to make additional payments to the agency equal up to 75% of the principal amount advanced. The contingent payments for the 2,100,000 DM lines, if made, would be reduced by any amounts previously paid for the "additional" interest charged. The decision by the agency on whether or not to charge such amounts would be based upon the agency's judgment of the Company's financial condition at the end of the notes' term. The financial statements at December 31, 1998, 1997 and 1996 include additions to long-term obligations of $95,000, $89,000 and $92,000, respectively, for payments that in the Company's judgment might result from the discretionary actions of the foreign government agency. All amounts owed to TBG were paid by December 31, 1999 and in connection with the issuance of a convertible note to TBG as described above, the discretionary prepayment and contingent payments were forgiven.

     In 1998, the Company received bridge financing from certain stockholders of the Company. The outstanding financing and accrued interest was repaid by issuing 145,583 shares of Series D preferred stock amounting to $7.04 per share to the various lenders. Total bridge financing and accrued interest converted totaled $1,025,000 as of the exchange date. See Note 5 for significant terms of the Series D preferred stock.

     In 1997, POET Software GmbH entered into a long-term loan agreement with IKB Deutsche Industriebank of 1,500,000 DM (approximately $773,000 at December 31, 1999). The note bears interest at 7% per year on the amount outstanding. Repayments are due quarterly at 125,000 DM starting on June 15, 1999 and ending on March 15, 2002. The loan is guaranteed by the Company.

 5. STOCKHOLDERS' EQUITY

  Initial Public Offering

     In November 1999, the Company completed its initial public offering of 3,000,000 shares which generated net proceeds to the Company of $33.6 million.

  Authorized Shares

     On September 10, 1999, the Board of Directors approved an increase in the authorized shares of common stock to 30,000,000 shares and creation of new undesignated preferred stock totalling 3,000,000 shares.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  Redeemable Convertible Preferred Stock and Series B Common Stock

     On November 4, 1999, holders of 100% of the Series A, B, C and D redeemable convertible preferred stock and Series B common stock consented to the conversion of all outstanding shares of Series A, B, C and D redeemable convertible preferred stock and Series B common stock into Series A common stock upon the completion of the initial public offering regardless of the offering price per share. Upon completion of the Company's initial public offering on November 17, 1999, all shares of Series A, B, C and D redeemable convertible preferred stock and Series B common stock were converted to Series A common stock in accordance with their existing terms, and all shares of Series A, B, C and D redeemable convertible preferred stock and Series B common stock were converted to Series A common stock in accordance with the stockholders' consent. All shares of Series A common stock were then redesignated as undesignated common stock upon the consummation of the initial public offering. All shares were converted on a one-to-one basis.

  Warrants

     During 1999, warrants to purchase 35,000 and 8,523 shares of Series A common stock at an exercise price of $7.04 per share were issued to a strategic partner and a service provider for services rendered, respectively. The warrants issued to the strategic partner expire on April 30, 2004 and the warrants issued to the service provider expire upon the closing of the Company's initial public offering. The value of these warrants has been estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 4.7%, 80% volatility and no dividend during the expected term. The fair value of such warrants at the date of issuance was insignificant. The warrants issued to the service provider were exercised prior to the Company's initial public offering.

     During 1998, warrants to purchase 49,710 shares of Series D preferred stock at an exercise price of $7.04 per share were issued to current investors in the Company in connection with the Company's bridge financing. The estimated fair value of the warrants of $82,639 has been recorded as interest expense in 1998. The warrants expire September 2003. The value of these warrants has been estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 5.5%, 50% volatility and no dividend during the expected term.

     In connection with a capital lease agreement in 1995, the Company granted a warrant to purchase up to 7,291 shares of Series B preferred stock at $2.15 per share. Such warrant allows for a net exercise by the holder. The warrant expires on May 31, 2002. In connection with a line of credit in 1996, the Company granted warrants to purchase up to 6,555 shares of Series C preferred stock at $5.72 per share. The warrants expire on July 25, 2003 and September 13, 2003. The value of these warrants has been estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 6.8% in 1995, and 6.5% and 6.6% in 1996, 50% volatility and no dividend during the expected term. The fair value of such warrants at the date of issuance was insignificant.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  Stock Option Plan

     The Company's 1995 Stock Option Plan (the Plan) authorizes the grant of options to purchase up to 1,200,000 shares (including 400,000 shares approved in 1999) of common stock. The number of shares reserved under the plan will automatically be increased on January 1 of each year, in an amount equal to two percent of the shares outstanding on that date. Incentive stock options may be granted to employees and nonstatutory stock options to employees, consultants, and directors. Stock options are granted with an exercise price at fair market value (as determined by the Board of Directors) at the date of grant. Options generally vest over a four year period and expire ten years from the date of the grant.

                                                              OPTIONS      WEIGHTED AVERAGE
                                                            OUTSTANDING     EXERCISE PRICE
                                                            -----------    ----------------
ACTIVITY UNDER THE PLAN IS AS FOLLOWS:
Balances January 1, 1997..................................    319,900           $0.24
Granted (Weighted average fair value of $0.14)............    261,400           $0.55
Exercised.................................................    (11,728)          $0.50
Cancelled or Repurchased..................................   (120,744)          $0.31
                                                             --------
Balances December 31, 1997................................    448,828           $0.39
Granted (Weighted average fair value of $0.13)............    366,250           $0.55
Exercised.................................................    (63,249)          $0.22
Cancelled or Repurchased..................................   (180,491)          $0.38
                                                             --------
Balances December 31, 1998................................    571,338           $0.51
Granted (Weighted average fair value of $7.28)............    602,000           $8.99
Exercised.................................................   (135,565)          $0.47
Cancelled or Repurchased..................................   (263,294)          $1.68
                                                             --------
Balances December 31, 1999................................    774,479           $6.71
                                                             ========

     Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                        OPTIONS OUTSTANDING                          OPTIONS VESTED
                        ---------------------------------------------------    ---------------------------
       RANGE OF                        WEIGHTED AVERAGE
       EXERCISE           NUMBER          REMAINING        WEIGHTED AVERAGE    NUMBER     WEIGHTED AVERAGE
        PRICES          OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     VESTED      EXERCISE PRICE
       --------         -----------    ----------------    ----------------    -------    ----------------
        $ 0.22             16,000            6.16               $ 0.22          15,750         $ 0.22
          0.55            219,729            7.97                 0.55         146,973           0.55
          0.70             55,250            9.07                 0.70           8,125           0.70
          1.00             29,500            9.34                 1.00               0           1.00
          5.00             99,000            9.53                 5.00               0           5.00
         11.50             29,000            9.68                11.50               0          11.50
         12.00             36,000            9.78                12.00               0          12.00
         12.90            286,000            9.88                12.90               0          12.90
         13.49              4,000            9.92                13.49               0          13.49
                          -------                                              -------
     $.22 - 13.49         774,479                                              170,848
                          =======                                              =======

     The weighted average contractual life of options outstanding as of December 31, 1999 was 9.13 years and the weighted average exercise price was $6.71. In 1999, 211,000 stock options with a weighted average exercise price of $2.91 and a weighted average fair value of $8.81 were issued at less than the estimated fair value at grant date. In 1998, 63,250 stock options with a weighted average exercise price of $0.55 and a weighted average fair value of $5.78 were issued at less than the estimated fair value at grant date.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     At December 31, 1999, and 1998, options to purchase 170,848 and 118,157 shares, respectively, were vested and exercisable with a weighted average price of $0.53 and $0.52. At December 31, 1999, options of 231,979 shares were available for future grant under the Plan. Unvested common shares issued under the Plan of 36,273 and 20,771 are subject to repurchase at the original issuance price by the Company at December 31, 1999 and 1998.

  Deferred Stock Compensation

     In connection with grants of certain stock options in 1999 and 1998, the Company recorded deferred stock compensation of $316,000 and $1,284,000, respectively, for the difference between the estimated fair value for accounting purposes and the stock price as determined by the Board of Directors on the date of grant. This amount is being amortized to expense using the accelerated recognition approach over the vesting period of the related stock options, generally four years. Amortization of deferred stock compensation for the year ended December 31, 1999 and 1998 was $626,000 and $47,000, respectively.

  Employee Stock Purchase Plan

     The Company's 1999 Employee Stock Purchase Plan (the "ESPP") become effective upon the closing of the Company's initial public offering with 100,000 shares of common stock initially reserved. Under the ESPP, eligible employees may purchase common stock through payroll deductions not exceeding 15% of the employee's compensation and limited to a total of 1,000 shares in any offering period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one year. An annual increase equal to 1% of the outstanding shares on January 1 of each year will be reserved for the ESPP. The price at which common stock may be purchased is equal to 85% of the fair market value of the common stock on the first day or the last day of the applicable offering period, whichever is lower.

  Directors' Stock Option Plan

     The Company's 1999 Directors' Stock Option Plan ("Directors' Plan") became effective upon the closing of the Company's initial public offering with 150,000 shares of common stock initially reserved. The option grants under the Directors' Plan are automatic and non-discretionary. The Directors' Plan provides for an initial grant of options to each outside director of 20,000 shares of common stock on the later of the effective date of the Directors' Plan or the date on which an individual first becomes an outside director. The initial option grant vests 25% one year after the date of grant and an additional 25% each anniversary of the date of grant thereafter, provided that the optionee continues to serve as an outside director. Additionally, each outside director will automatically be granted 5,000 shares of common stock on each date the outside director is re-elected by the Company's stockholders, provided that the outside director has served on the board of directors for at least six months. Each subsequent option grant shall vest 100% four years after the date of grant.

  Additional Stock Purchase Information

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net loss as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards by private companies to employees is calculated using the minimum value method. This method requires subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility of 156% in 1999 and 0% in 1998 and

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1997; risk free interest rates, 4.7% to 6.1% in 1999 and 5.3% to 5.6% in 1998 and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair value of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $5,837,000 in 1999, $4,003,000 in 1998 and $5,902,000 in 1997.

 6. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                   YEAR ENDED      PROFORMA      YEAR ENDED      PROFORMA      YEAR ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      1999           1999           1998           1998           1997
                                  ------------   ------------   ------------   ------------   ------------
Net loss (numerator), basic and
  diluted.......................    $(5,564)       $(5,564)       $(3,990)       $(3,990)     $     (5,883)
Shares (denominator):
  Weighted average common shares
     outstanding................      2,138          7,096          1,547          5,615             1,497
  Weighted average common shares
     outstanding subject to
     repurchase.................        (29)           (29)           (40)           (40)              (85)
                                    -------        -------        -------        -------      ------------
Shares used in computing basic
  and diluted net loss per
  share.........................      2,109          7,067          1,507          5,575             1,412
                                    =======        =======        =======        =======      ============
Net loss per share basic and
  diluted.......................    $ (2.64)       $ (0.79)       $ (2.65)       $ (0.72)     $      (4.17)
                                    =======        =======        =======        =======      ============

     For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1999         1998          1997
                                                  --------    ----------    ----------
Redeemable Convertible Preferred Stock..........         0     4,910,935     4,055,125
Shares of common stock subject to repurchase....    36,273        20,771        59,021
Outstanding options.............................   774,479       571,338       448,828
Warrants........................................    86,406        63,556        13,846
                                                  --------    ----------    ----------
Total...........................................   897,158     5,566,600     4,576,820
                                                  ========    ==========    ==========
Weighted average exercise price of options......  $   6.71    $     0.51    $     0.39
                                                  ========    ==========    ==========
Weighted average exercise price of warrants.....  $   6.96    $     6.34    $     3.84
                                                  ========    ==========    ==========

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 7. INCOME TAXES

     The Company's net deferred tax assets are comprised of the following (in thousands):

                                                              YEAR ENDED DECEMBER
                                                                      31,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
Net deferred tax assets and liabilities:
  Net operating loss carryforwards..........................  $8,706     $ 6,457
  Other temporary timing differences........................     308         283
                                                              ------     -------
                                                                9014       6,740
Valuation allowance.........................................  (9,014)     (6,740)
                                                              ======     =======
Net deferred tax assets.....................................  $   --     $    --
                                                              ======     =======

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to an evaluation of the likelihood of the realization of its deferred tax assets, as of December 31, 1999, 1998 and 1997, the Company has fully reserved its net deferred tax assets $9,014,000 and $6,740,000, respectively.

     The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Federal statutory tax rate..................................  (35.0)%  (35.0)%  (35.0)%
State taxes, net of federal benefit.........................   (6.0)    (6.0)    (6.0)
Other.......................................................    0.8      1.5      0.8
Change in valuation allowance...............................   40.2     39.5     40.2
                                                              -----    -----    -----
Effective tax rate..........................................     --%      --%      --%
                                                              =====    =====    =====

     At December 31, 1999, the Company has net operating loss carryforwards of approximately $12,812,000, $5,755,000 and $8,012,000 available to offset future federal, California and foreign taxable income, respectively. Federal carryforwards expire beginning in 2009 through 2019 and the California carryforwards expire beginning 2000 through 2004. The extent to which approximately $3,321,000 and $1,331,000 of federal and California loss carryforwards can be used to offset future taxable income is limited to approximately $1,000,000 annually, due to an ownership change which occurred during 1996. The extent to which the loss and credit carryforwards since 1996 that can be used to offset future taxable income and tax liabilities, respectively, may be limited, depending on the extent of ownership changes within any subsequent three-year period. The Company's foreign tax losses may be carried forward indefinitely. Foreign losses before income taxes for the years ended December 31, 1999, 1998 and 1997 were $1,338,000, $1,434,000 and
$2,441,000, respectively).

 8. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases certain equipment under capital leases and its facilities under non-cancelable operating lease agreements. Equipment under capital leases had a net book value of $13,075 and $49,000 at December 31, 1999 and 1998, respectively (net of accumulated amortization of $59,000 and $211,000, respectively).

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Future minimum rental commitments under capital leases and non-cancelable operating leases as of December 31, 1999 are as follows (in thousands):

                                                              CAPITAL    OPERATING
                  YEAR ENDING DECEMBER 31,                    LEASES      LEASES
                  ------------------------                    -------    ---------
  2000......................................................    $21       $1,076
  2001......................................................      2          990
  2002......................................................     --          909
  2003......................................................     --          214
  2004......................................................     --           24
                                                                ---       ------
          Total minimum lease payments......................     23       $3,213
                                                                          ======
Amounts representing interest...............................     (1)
                                                                ---
Present value of net minimum capital lease payments.........     22
Current portion of obligations under capital lease..........     19
                                                                ---
Obligations under capital lease, excluding current
  portion...................................................    $ 3
                                                                ===

     Rent expense was $1,025,000, $836,000 and $659,000 for the fiscal years ended December 31, 1999, 1998 and 1997.

 9. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMER

     The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information enabled by the Company's database management system. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
Revenues(1):
United States...........................................  $ 6,006    $5,768    $5,981
Germany.................................................    4,608     3,149     1,736
                                                          -------    ------    ------
                                                          $10,614    $8,917    $7,717

---------------
(1) Revenues are broken out geographically by the ship-to location of the customer

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Long-lived assets:
United States...............................................  $221     $246     $399
Germany.....................................................   360      292      373
                                                              ----     ----     ----
          Total.............................................  $581     $538     $772
                                                              ====     ====     ====

     During 1996 the Company entered into product licensing and service agreements with Novell, Inc. a preferred stockholder. Revenues from the preferred stockholder are detailed on the consolidated statements of operations. The Company does not specifically identify and account for the related costs of revenues by customer. The Company believes that costs and the related gross margin of its revenues to the preferred stockholder are similar to costs and gross margin to unaffiliated customers.

     On September 30, 1999 the Company and Novell, Inc. ("Novell") amended their licensing agreement whereby the Company has no further obligations to Novell to deliver any additional products or services or

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

refund monies previously paid and Novell has no obligations to make any further payments to the Company. As a result of this amendment previously deferred revenues of $309,000 were recognized as revenue.

10. LEGAL MATTERS

     The Company is involved in an arbitration proceeding. Management, after reviewing this proceeding with legal counsel, believes the ultimate liability, if any, will not materially affect the combined financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our fiscal 2000 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required by this section is incorporated by reference from the information in the section "Election of Directors" in our Proxy Statement. Other required information concerning executive officers of our company is contained in the section entitled "Directors and Executive Officers" in Part I, Item 4 of this Annual Report.

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this section is incorporated by reference from the information in the sections entitled "Election of Directors -- Directors' Compensation," "Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this section is incorporated by reference from the information in the section entitled "Election of Directors -- Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this section is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

     (1) Financial Statements:

        Reference is made to the Index to Consolidated Financial Statements of POET Holdings, Inc. under Item 8 in Part II of this Annual Report.

     (2) Financial Statement Schedules:

        The following financial statement schedule of POET Holdings, Inc. for the years ended December 31, 1997, December 31, 1998, and December 31, 1999 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of POET Holdings, Inc.

Schedule II -- Valuation and Qualifying Accounts............  Page 52

     (3) Exhibits:

        The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

        EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT
        --------------                      -----------------------
              3.1(1)      Amended and Restated Certificate of Incorporation of the
                          Registrant.
              3.2(2)      Amended and Restated Bylaws of the Registrant.
              4.1(3)      Form of Registrant's common stock certificate.
             10.1(4)      Change of Control Severance Agreement by and between the
                          Registrant and Jerry Wong, dated November 14, 1995.
             10.2(5)      Change of Control Severance Agreement by and between the
                          Registrant and Michael Hogan, dated April 2, 1997.
           10.4.1(6)      Employment Contract between POET Software GmbH and Jorg
                          Tewes, dated September 29, 1997.
           10.4.2(7)      English Summary of Exhibit 10.4.1.
           10.5.1(8)      Employment Contract between POET Software GmbH and Jochen
                          Witte, dated May 19, 1993.
           10.5.2(9)      English Summary of Exhibit 10.5.1.
            10.6(10)      1995 Stock Plan.
            10.7(11)      1999 Director Option Plan.
            10.8(12)      1999 Employee Stock Purchase Plan.
            10.9(13)      Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
           10.10(14)      Second Amended and Restated Stockholder Rights Agreement,
                          dated December 23, 1998.
           10.11(15)      Warrant to purchase shares of Series A common stock of the
                          Registrant issued to Ariba, Inc., dated April 30, 1999.
           10.12(16)      Form of warrant to purchase shares of Series D preferred
                          stock of the Registrant.
           10.13(17)      Lease Agreement, dated November 23, 1998, between Spieker
                          Properties, L.P., and the Registrant's wholly owned
                          subsidiary POET Software Corporation.
         10.14.1(18)      Office Lease Agreement between the Registrant's wholly owned subsidiary POET Software GmbH and GBR
                          Petersen/Schroeder/Schmiel-Vemieter for office space in
                          Hamburg, Germany, dated May 29, 1997.
         10.14.2(19)      English Summary of Exhibit 10.14.1.
           10.15(20)      Agreement between POET Software Corporation and Ariba, Inc., dated April 30, 1999.
              10.16       Amendment No. 1 to Lease dated November 23, 1998 between
                          Spieker Properties, L.P., and Registrant's wholly owned
                          subsidiary POET Software Corporation.
            22.1(21)      Subsidiaries of Registrant.
               24.1       Power of Attorney (see page 57).
               27.1       Financial Data Schedule.

---------------
 (1) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (2) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (3) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (4) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (5) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (6) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (7) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (8) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (9) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(10) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(11) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(12) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(13) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(14) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(15) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(16) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(17) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(18) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(19) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(20) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(21) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (b) We filed a report on Form 8-K on March 1, 2000, which contained (1) an ad hoc notice filed with the Frankfurt Stock Exchange, (2) a copy of a slide presentation at an analysts conference, and (3) a press release announcing our fourth quarter revenues.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.

                                          POET HOLDINGS, INC.
                                          (Registrant)

                                          By:       /s/ DIRK BARTELS
                                            ------------------------------------
                                                        Dirk Bartels
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dirk Bartels and Jerry Wong, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

           SIGNATURE                                     TITLE                               DATE
           ---------                                     -----                               ----
       /s/ DIRK BARTELS                               President,                        March 29, 2000
-------------------------------          Chief Executive Officer and Director
         Dirk Bartels

       /s/ JOCHEN WITTE                        Chief Financial Officer,                 March 29, 2000
-------------------------------                Executive Vice President
         Jochen Witte                           of European Operations
                                                  and General Manager
                                             (principal financial officer)

        /s/ JERRY WONG                        Executive Vice President of               March 29, 2000
-------------------------------      U.S. Operations and Vice President of Finance
          Jerry Wong                        (principal accounting officer)

        /s/ GERT KOHLER                                Director                         March 29, 2000
-------------------------------
          Gert Kohler

      /s/ JEROME LECOEUR                               Director                         March 29, 2000
-------------------------------
        Jerome Lecoeur

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                               YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999
                       ----------------------------------------------------------------------------------------------
                           BALANCE AT        CHARGED TO COSTS   REVERSALS TO COSTS                     BALANCE AT
     DESCRIPTION       BEGINNING OF PERIOD     AND EXPENSES        AND EXPENSES      (DEDUCTIONS)     END OF PERIOD
     -----------       -------------------   ----------------   ------------------   ------------   -----------------
                                                               (IN THOUSANDS)
Allowance for
  doubtful accounts:
  1999...............          65                   96                  --               (27)              134
  1998...............          57                   28                  --               (20)               65
  1997...............          68                   35                  --               (46)               57

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION OF DOCUMENT
--------------                      -----------------------
      3.1(1)      Amended and Restated Certificate of Incorporation of the
                  Registrant.
      3.2(2)      Amended and Restated Bylaws of the Registrant.
      4.1(3)      Form of Registrant's common stock certificate.
     10.1(4)      Change of Control Severance Agreement by and between the
                  Registrant and Jerry Wong, dated November 14, 1995.
     10.2(5)      Change of Control Severance Agreement by and between the
                  Registrant and Michael Hogan, dated April 2, 1997.
   10.4.1(6)      Employment Contract between POET Software GmbH and Jorg
                  Tewes, dated September 29, 1997.
   10.4.2(7)      English Summary of Exhibit 10.4.1.
   10.5.1(8)      Employment Contract between POET Software GmbH and Jochen
                  Witte, dated May 19, 1993.
   10.5.2(9)      English Summary of Exhibit 10.5.1.
    10.6(10)      1995 Stock Plan.
    10.7(11)      1999 Director Option Plan.
    10.8(12)      1999 Employee Stock Purchase Plan.
    10.9(13)      Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
   10.10(14)      Second Amended and Restated Stockholder Rights Agreement,
                  dated December 23, 1998.
   10.11(15)      Warrant to purchase shares of Series A common stock of the
                  Registrant issued to Ariba, Inc., dated April 30, 1999.
   10.12(16)      Form of warrant to purchase shares of Series D preferred
                  stock of the Registrant.
   10.13(17)      Lease Agreement, dated November 23, 1998, between Spieker
                  Properties, L.P., and the Registrant's wholly owned
                  subsidiary POET Software Corporation.
 10.14.1(18)      Office Lease Agreement between the Registrant's wholly owned subsidiary POET Software GmbH and GBR
                  Petersen/Schroeder/Schmiel-Vemieter for office space in
                  Hamburg, Germany, dated May 29, 1997.
 10.14.2(19)      English Summary of Exhibit 10.14.1.
   10.15(20)      Agreement between POET Software Corporation and Ariba, Inc., dated April 30, 1999.
      10.16       Amendment No. 1 to Lease dated November 23, 1998 between
                  Spieker Properties, L.P., and Registrant's wholly owned
                  subsidiary POET Software Corporation.
    22.1(21)      Subsidiaries of Registrant.
       24.1       Power of Attorney (see page 57).
       27.1       Financial Data Schedule.

---------------
 (1) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (2) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (3) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (4) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (5) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (6) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (7) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (8) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

 (9) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(10) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(11) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(12) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(13) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(14) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(15) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(16) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(17) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(18) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(19) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(20) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).

(21) Incorporated by reference from Registrant's Registration Statement on Form S-1 (Reg. No. 333-87267).