Form 10-K405/A
period 1999-12-31
POET HOLDINGS INC
filed 2000-04-28
CIK 1028425

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                                ----------------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 333-87267

                               POET HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     94-3221778
  (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                            999 BAKER WAY, SUITE 200
                           SAN MATEO, CALIFORNIA 94404
                                 (650) 286-4640
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $659,515,478 as of April 24, 2000, based upon the closing price on the Neuer Markt of the Frankfurt Stock Exchange reported for such data. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

   The number of shares outstanding of each of the issuer's classes of common equity, as of April 24, 2000, was as follows: 10,644,305 shares of Common Stock, $0.001 par value.

================================================================================

                                    PART III

                              ELECTION OF DIRECTORS

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth the names and the ages as of March 31, 2000, of our directors and our executive officers.


        NAME OF DIRECTOR          AGE            POSITION WITH THE COMPANY
        ----------------          ---            -------------------------
 Dirk Bartels..................    40   President, Chief Executive Officer and
                                        Director of the Company
 Gert Kohler(1)(2).............    49   Director
 Jerome Lecoeur(1)(2)..........    42   Director
 David Guinther ...............    40   Vice President of Sales
 Michael Hogan.................    36   Vice President of Corporate Development
 Robert Helgerth...............    42   Vice President of Sales and Marketing Europe
 Jorg Tewes....................    35   Vice President of Development and General Manager
 Jochen Witte..................    38   Chief Financial Officer, Executive Vice President of
                                        European Operations and General Manager
 Jerry Wong....................    48   Executive Vice President of U.S. Operations and Vice
                                        President of Finance

----------------------
(1)  Member of the Compensation Committee.

(2)  Member of the Audit Committee.

        Except as set forth below, each of these individuals has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any director or executive officer of the Company.

        MR. BARTELS is a co-founder of POET Holdings and has served as President and Chief Executive Officer since we commenced our operations in March 1995. Prior to that time, Mr. Bartels served as a General Manager of our subsidiary POET Software GmbH. Mr. Bartels has served as a director of our company since March 1995 and has acted as our Chairman of the Board since December 1996. Mr. Bartels received a Master of Science in Computer Science from the Technical University in Berlin, Germany.

        MR. KOHLER has served as a director of POET Holdings since March 1995 and has served as a member of the compensation committee since January 1999 and as a member of the audit committee since September 1999. Dr. Kohler has been a Managing Director with Technologieholding, a venture capital company, since October 1987. Dr. Kohler also serves on the boards of Intershop Communications AG, European Technologies Holding N.V., Advanced European Technologies N.V., Strategic European Technologies N.V., Innovationsfonds Schleswig-Holstein & Hamburg GmbH and Technologieholding Fund GmbH. Dr. Kohler holds Masters degrees in Solid State Physics and in Mathematics from the University of Tubingen, a Masters degree in Operational Research from the University of Grenoble, and a Ph.D. in Mathematics from Institute de Recherche Mathematique Applique in France and a Master of Science in Business Administration from Institute d'Adminstration Enterprise in France.

        MR. LECOEUR has served as a director of POET Holdings since April 1995. Mr. Lecoeur has been an Investment Manager with INNOVACOM, a venture capital company, since February 1991. Mr. Lecoeur holds a Masters in Economics and a graduate degree in Marketing from the University of Paris.

        DAVID GUINTHER joined POET Holdings in March 1997. He served as our District Manager of northern California from March 1997 to December 1998 and as our Director of Sales from January 1999 to June 1999, and has served as our Vice President of Sales since July 1999. Prior to joining our company, Mr. Guinther served as Regional Sales Manager at ONTOS, Inc., a component-based technology solutions provider, from August 1996 to February 1997 and as Manager of Strategic Initiatives at Sybase, Inc., a software company, from February 1993 to July 1996. Mr. Guinther received a Bachelor of Business Administration and a Master of Science in Business from the University of Wisconsin in Madison.

        ROBERT HELGERTH joined POET Holdings as Vice President of Sales and Marketing Europe in November 1999. From November 1994 to October 1999 Mr. Helgerth served as Director of the Commercial PC group for Compaq Computer GmbH. Prior to that, Mr. Helgerth was Sales Director for Sequent Germany GmbH, a member of the executive team at Dataplan and Field Office Manager and Sales Representative at Nixdorf Computer. Mr. Helgerth has a graduate degree in business.

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

        JERRY WONG has served as our Vice President of Finance since March 1997 and has served as our Executive Vice President of U.S. Operations since July 1999. Mr. Wong also served at our subsidiary POET Software GmbH Corporation as Controller from July 1995 to January 1996 and as Vice President of Finance from February 1996 to March 1997. From January 1993 to July 1995, Mr. Wong served as the Controller at Blyth Software Inc., a software and service provider. Mr. Wong received a Bachelor of Science in Business Administration from the University of San Francisco.

BOARD MEETINGS AND COMMITTEES

        The Board of Directors of the Company held a total of 11 meetings during the fiscal year ended December 31, 1999. With the exception of one director, no director serving during such fiscal year attended fewer than 73% of the aggregate of all meetings of the Board of Directors and the committees of the Board upon which such director served. Mr. Lecoeur attended at least 55% of the aggregate of all meetings of the Board of Directors and the committees of the Board upon which Mr. Lecoeur served. The Board of Directors has two committees: the Audit Committee and the Compensation Committee.

THE AUDIT COMMITTEE

        The Audit Committee of the Board of Directors was established on September 15, 1999 and consists of directors Dr. Kohler and Jerome Lecoeur. The Audit Committee recommends engagement of the Company's independent public accountants. In addition, the Audit Committee is primarily responsible for approving the services performed by the Company's independent public accountants and for reviewing and evaluating the Company's accounting procedures and its system of internal accounting controls. During 1999, these functions were performed by the Board of Directors. Accordingly, the Audit Committee had no separate meetings in 1999.

THE COMPENSATION COMMITTEE

        The Compensation Committee of the Board of Directors consists of Dr. Kohler and Jerome Lecoeur. The Compensation Committee reviews and recommends to the Board of Directors the compensation of all of our officers and directors, including stock compensation and loans, and establishes and reviews general policies relating to the compensation of the Company's employees. During 1999, these functions were performed by the Board of Directors. Accordingly, the Compensation Committee had no separate meetings in 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the SEC) . Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). A late report on Form 3 was filed in May 2000 with respect to distributions made to Robert Helgerth, by the Company in November 1999. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, other than the exceptions described in this paragraph, during fiscal 1999 all executive officers and directors of the Company complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

        The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company and the five next most highly compensated executive officers of the Company (the Named Executive Officers) for services rendered in all capacities to the Company in the fiscal year ended December 31, 1999. The entries under the column heading All Other Compensation in the table represent the cost of term life insurance for each Named Executive Officer.

                           SUMMARY COMPENSATION TABLE


                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                     AWARDS
                                                                                  -----------
                                                     ANNUAL COMPENSATION           SECURITIES
                                          FISCAL   -------------------------       UNDERLYING      ALL OTHER
    NAME AND PRINCIPAL POSITIONS           YEAR     SALARY($)(a)     BONUS($)(a)   OPTIONS(#)    COMPENSATION($)(a)
    ----------------------------          -----    -------------     -----------   -----------   ------------------
Dirk Bartels......................         1999    $   214,793         $325             --           $433(e)
    President and Chief Executive
      Officer

Carol Curry(b)....................         1999        130,000       34,032             --            433(e)
    Vice President of Marketing

David Guinther....................         1999     231,419(c)          325         40,000            303(e)
    Vice President of Sales

Michael Hogan.....................         1999        119,731       27,825                           433(e)
    Vice President of Corporate
      Development

Jochen Witte......................         1999     162,618(d)       70,107             --         14,000(f)
    Chief Financial Officer,
      Executive Vice President of
      European Operations and
      General  Manager


Jerry Wong........................         1999        150,000          325         20,000            433(e)
    Executive Vice President of U.S.
      Operations and Vice President
      of Finance

-----------------------

(a) For Messrs. Bartels and Witte, such amounts include U.S. dollar amounts converted from Deutsche Mark amounts based on an exchange rate of DM1.84 to the dollar, the average exchange rate for 1999.

(b) Ms. Curry resigned as Vice President of Marketing effective December 31, 1999. For Messrs. Bart and Witte such amounts include U.S. dollar amounts converted from Deutsche Mark based on an exchange rate of DM1.84 to the dollar, the average exchange rate for 1999.

(c)     Includes $106,419 earned as commissions.

(d)     Includes $70,107 earned as commissions.

(e)     Consists of premiums paid by us for term life insurance.

(f) Represents the dollar value of the benefit to the executive officer for the company-sponsored automobile and of the remainder of a premium paid by us for term life insurance.

        OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended December 31, 1999. All of these options were granted under our 1995 Stock Plan and have a term of 10 years, subject to earlier termination in the event the optionees' services to us cease. See -- Incentive Stock Plans for a description of material terms of these options. In accordance with the rules of the U.S. Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option, the period from the grant date to the expiration date, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on assumed rates of appreciation and do not represent our estimate of our future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

                        OPTION GRANTS IN LAST FISCAL YEAR



                                                                                                   POTENTIAL REALIZABLE
                                               PERCENT OF                                            VALUE AT ASSUMED
                                                  TOTAL                                                    ANNUAL
                               NUMBER OF         OPTIONS                                              RATES OF STOCK
                              SECURITIES         GRANTED                                                APPRECIATION
                             UNDERLYING        TO EMPLOYEES       EXERCISE                            FOR OPTION TERM(3)
                                OPTIONS           DURING           PRICE         EXPIRATION       ------------------------
         NAME                  GRANTED(#)        PERIOD(1)      ($/SHARE)(2)        DATE             5%                10%
         ----                ------------      ------------     ------------     ----------       ---------         -------
Dirk Bartels ........               --               --               --               --               --               --

Carol Curry .........               --               --               --               --               --               --

David Guinther ......           20,000              3.8             0.70          1/25/09         $  8,805         $ 22,312
                                20,000              3.8             5.00          7/13/09         $ 62,889         $159,374

Michael Hogan .......               --               --               --               --               --               --

Jochen Witte (4) ....              500                *             5.00          7/13/09         $  1,572         $  3,984

Jerry Wong ..........           20,000              3.8            12.90         11/15/09         $162,255         $411,186

* less than 1% of the total options granted to employees during the fiscal year ended December 31, 1999.


----------

(1) Based on an aggregate of 522,000 options we granted under the 1995 Stock Plan during the fiscal year ended December 31, 1999 to employees of and consultants to POET Holdings, including the named executive officers.

(2) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by reference to the closing price reported on the Neuer Markt of the Frankfurt Stock Exchange or the date of grant, or as determined by the Board of Directors prior to the Company's securities being traded on the Neuer Markt of the Frankfurt Stock Exchange. The Board of Directors based its determination on the Company's financial results and prospects or the share price derived for arms-length transactions.

(3)     Potential realizable values are (i) net of exercise price before taxes,
        (ii) based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term, (iii) based on the assumption that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price and converted from euros to U.S. dollars at an exchange rate reported by The Wall Street Journal for December 31, 1999 of $1.007 per euro. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect the Company's estimate of future stock price growth.

(4)     Represents options granted to Mrs. Witte, an employee.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth stock option exercises and the value of unexercised stock options held by the named executive officers during the last fiscal year.

                                                                                              VALUE OF
                                                                                             UNEXERCISED
                                                         NUMBER OF SECURITIES                IN-THE-MONEY
                            SHARES                       UNDERLYING UNEXERCISED               OPTIONS AT
                           ACQUIRED      VALUE       OPTIONS AT DECEMBER 31, 1999        DECEMBER 31, 1999(2)
                              ON        REALIZED     ----------------------------      ------------------------
          NAME            EXERCISE(#)    ($)(1)       VESTED             UNVESTED      VESTED          UNVESTED
          ----            -----------    ------       ------             --------      ------          --------
Dirk Bartels ........     $     --           --           --                   --          $--              $--
Carol Curry .........       10,000       44,500       23,229               21,771      533,338          499,862
David Guinther ......           --           --       12,332               43,168      282,393          899,887
Michael Hogan .......        8,000       35,600       34,187               22,813      784,933          523,786
Jochen Witte (3) ....           --           --          250                  750        5,740            9,255
Jerry Wong ..........       20,000       99,835       26,250               33,750      606,000          527,900

-------------------------

(1) Market value of the Company's Common Stock at the exercise date minus the exercise price.

(2) Market value of the Company's Common Stock at fiscal year-end minus the exercise price. The market value of the Company's Common Stock on December 31, 1999, was $23.51 per share, based on an exchange rate of $1.0041 per 1.00 euro, the exchange rate in effect on December 31, 1999, as reported by The Wall Street Journal.

(3)     Includes 1,000 options granted to Mrs. Witte.


DIRECTOR COMPENSATION

        In fiscal year 1999, members of the Board of Directors were not compensated in cash for their services as members of the Board of Directors, although they were reimbursed for some of their expenses incurred in connection with attendance at Board and Committee meetings.

        Under the Company's 1995 Stock Plan, nonemployee directors are eligible to receive stock option grants at the discretion of the Board of Directors. In addition, the Company's 1999 Director Stock Option Plan (the Director Option
Plan) was adopted by the Board of Directors on September 15, 1999, and was approved by the stockholders on November 4, 1999. The Director Option Plan provides for the automatic and non-discretionary grant of a non-statutory stock option to purchase 20,000 shares of the Company's Common Stock to each non-employee director on the later of the effective date of the Director Option Plan or the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 5,000 shares of Common Stock on the date of each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she remains an outside director and has served on the Board for at least the six months preceding the Annual Meeting. The initial option grant vests 25% one year after the date of grant and an additional 25% each anniversary of the date of grant thereafter, provided that the optionee continues to serve as an outside director. Each subsequent option grant shall vest 100% four years after the date of grant. Such plan provides that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

CHANGE OF CONTROL AND SEVERANCE AGREEMENTS

        We entered into an employment contract with Jorg Tewes on September 29, 1997, which provides that Mr. Tewes will serve as a managing director of POET Software GmbH for a term ending on the last day of the month in which Mr. Tewes turns 60 years old. Either Mr. Tewes or we may terminate this agreement at the end of each calendar quarter by giving at least three months' written notice, except that we can terminate Mr. Tewes' employment with us sooner if he materially breaches his duties under this agreement. As part of his remuneration, we granted Mr. Tewes options to purchase 20,000 shares of our common stock, which vest over a four-year period beginning on July 1, 1998.

        We entered into an employment contract with Jochen Witte on May 19, 1993, which, as amended on September 10, 1998, provides that Mr. Witte will serve as our managing director for a term ending on the last day of the month in which Mr. Witte turns 60 years old. Either Mr. Witte or we may terminate this agreement at the end of each calendar quarter by giving at least three months' written notice, except that we can terminate Mr. Witte's employment with us sooner if he materially breaches his duties under this agreement.

        We entered into a Change of Control Severance Agreement with Michael Hogan on April 2, 1997, which provides that in the event Mr. Hogan's employment is terminated within 12 months of a change of control of POET Holdings, the vesting of his stock options will accelerate as to that number of options equal to that number of options that would vest over the next 12 months.

        We entered into a Change of Control Severance Agreement with Carol Curry on August 1, 1997, which provides that in the event Ms. Curry's employment is terminated within 12 months of a change of control of POET Holdings, the vesting of her stock options will accelerate as to that number of options equal to that number of options that would vest over the next 12 months.

        We entered into a Change of Control Severance Agreement with Jerry Wong on November 14, 1995, which provides that in the event Mr. Wong's employment is terminated within 12 months of a change of control of POET Holdings, the vesting of his stock options will accelerate as to that number of options equal to that number of options that would vest over the next 12 months.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal 1999, none of the members of the compensation committee was an officer or employee of the Company. No member of the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of March 31, 2000, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company,
(iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all executive officers and directors of the Company as a group. The number and percentage of shares beneficially owned are based on the aggregate of 10,644,305 shares of Common Stock outstanding as of March 31, 2000. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

                                                                           NUMBER OF         PERCENT
NAMES AND ADDRESSES OF BENEFICIAL OWNERS (1)                                SHARES           OF TOTAL
--------------------------------------------                               ---------         --------
OFFICERS AND DIRECTORS:
Dirk Bartels.......................................................          799,836           7.51%
Carol Curry........................................................           33,229               *
David Guinther (2).................................................           16,030               *
Robert Helgerth....................................................                -               -
Michael Hogan (3)..................................................           64,200               *
Jorg Tewes (4).....................................................           60,000               *
Jochen Witte (5)...................................................          448,019           4.21%
Jerry Wong (6).....................................................           50,416               *
Gert Kohler (7)....................................................        1,162,935          10.93%
   c/o European Technologies Holding N.V.
   De Biender 5
   NL-1852 ED Heiloo, The Netherlands
Jerome Lecoeur (8).................................................          563,298           5.29%
   c/o INNOVACOM 1
   23 Rue Royale
   75008 Paris, France
All directors and executive officers as a group (8 persons)........        3,164,734          29.73%
5% STOCKHOLDERS:
European Technologies Holding N.V. (9).............................        1,102,444          10.36%
   De Biender 5
   NL-1852 ED Heiloo, The Netherlands
INNOVACOM 1 (10)...................................................          552,589           5.19%
   23 Rue Royale
   75008 Paris, France
El Dorado Ventures (11)............................................          552,672           5.19%
   2400 Sand Hill Road, Suite 200
   Menlo Park, CA 94025
Sigma Partners (12)................................................          552,670           5.19%
   2884 Sand Hill Road, Suite 121
   Menlo Park, CA 94025

----------------------

*       Represents less than 1%.

(1) Unless otherwise indicated, the address of each officer, director or 5% stockholder is c/o POET Holdings, Inc., 999 Baker Way, Suite 200, San Mateo, California 94404.

(2) Includes 16,030 shares issuable upon exercise of options held by Mr. Guinther exercisable within 60 days of March 31, 2000.

(3) Includes 15,243 shares subject to right of repurchase by us, which lapses over time.

(4) Includes 13,542 shares subject to right of repurchase by us, which lapses over time.

(5) Includes 150,000 shares held by Mrs. Witte and 302 shares issuable upon exercise of an option held by Mrs. Witte exercisable within 60 days of March 31, 2000.

(6) Includes 20,416 shares issuable upon exercise of options held by Mr. Wong exercisable within 60 days of March 31, 2000.

(7) Comprised of 1,084,877 shares and a warrant to purchase 17,567 shares held by European Technologies Holding N.V., 48,393 shares held by Innovationsfonds Schleswig-Holstein & Hamburg GmbH and 12,098 shares held by TH Fonds VC GbmH. Dr. Kohler is a principal of each of European Technologies Holding N.V., Innovationsfonds Schleswig-Holstein & Hamburg GmbH and TH Fonds VC GbmH, and is a director of POET Holdings. Dr. Kohler disclaims beneficial ownership of shares held by European Technologies Holding N.V., Innovationsfonds Schleswig-Holstein & Hamburg GmbH and TH Fonds VC GmbH, except to the extent of his proportional interest in those entities.

(8) Includes 543,682 shares held by INNOVACOM 1 and a warrant to purchase 8,907 shares held by INNOVACOM 1. Mr. Lecoeur is an investment manager with INNOVACOM 1 and is a director of POET Holdings. Mr. Lecoeur disclaims beneficial ownership of shares held by INNOVACOM 1, except to the extent of his proportional interest in INNOVACOM 1.

(9) Comprised of 1,084,877 shares and a warrant to purchase 17,567 shares held by European Technologies Holding N.V. Mr. Albertus G.J. Lucassen is the sole managing director of European Technologies Holding N.V. and thus may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by European Technologies Holding N.V. Mr. Lucassen disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(10) Includes 543,682 shares and a warrant to purchase 8,907 shares held by INNOVACOM 1. Mr. Denis Champenois is the sole general partner of INNOVACOM 1 and thus may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by INNOVACOM 1. Mr. Champenois disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(11) Includes (i) 516,736 shares and a warrant to purchase 8,833 shares held by El Dorado Ventures III, L.P., (ii) 17,178 shares and a warrant to purchase 193 shares held by El Dorado Technology IV, L.P., and (iii) 9,569 shares and a warrant to purchase 163 shares held by El Dorado C&L Fund, L.P. El Dorado Ventures III, L.P., El Dorado Technology IV, L.P. and El Dorado C&L Fund are affiliated with El Dorado Ventures. Ms. Bahles was a director of POET Holdings from April 7, 1995, to March 7, 2000, and is a general partner of El Dorado Ventures and may be deemed to control El Dorado Ventures III, L.P., El Dorado Technology IV, L.P. and El Dorado C&L Fund. Accordingly, Ms. Bahles may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by El Dorado Ventures III, L.P., El Dorado Technology IV, L.P. and El Dorado C&L Fund. Ms. Bahles disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein.

(12) Includes (i) 475,965 shares and a warrant to purchase 7,207 shares held by Sigma Partners III, (ii) 59,333 shares and a warrant to purchase 1,783 shares held by Sigma Associates III, and (iii) 8,184 shares and a warrant to purchase 198 shares held by Sigma Investors III. Sigma Partners III, Sigma Associates III and Sigma Investors III are affiliated with Sigma Partners. Mr. Jamieson was a director of POET Holdings from April 7, 1995, to December 1, 1999, and is a general partner of Sigma Partners and may be deemed to control Sigma Partners III, Sigma Associates III and Sigma Investors III. Accordingly, Mr. Jamieson may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Sigma Partners III, Sigma Associates III and Sigma Investors III. Mr. Jamieson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

ITEM 13. RELATED PARTY TRANSACTIONS

        In the Company's last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described where required in Change of Control and Severance Agreements and (2) the transactions described below.


        On September 13, 1999, Technologie-Beteilligungsgesellschaft mBH converted $3.9 million in convertible debt owed to the Company into 275,106 shares of the Company's common stock at a per share price of $14.18. We entered into a software license agreement with Novell, Inc. on November 14, 1996, which was amended on December 31, 1996, September 30, 1997, February 26, 1998 and September 30, 1999. Novell owns 459,307 shares of the Company's common stock, representing approximately [4.32]% of our outstanding stock. Pursuant to the license agreement, as amended, Novell has a nonexclusive, perpetual license to the Company's POET Object Server Suite Version 5.0, which at its sole option, Novell may incorporate for use with Novell's product solutions foundation product.


 INDEMNIFICATION

        The Company has entered into indemnification agreements with each of its directors and officers. These indemnification agreements require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

 CONFLICT OF INTEREST POLICY

        The Company believes that all transactions with affiliates described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The Company's policy is to require that a majority of the independent and disinterested outside directors on the Board approve all future transactions between POET and its officers, directors, principal stockholders and their affiliates. Such transactions will continue to be on terms no less favorable to the Company's than it could obtain from unaffiliated third parties.

        All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

                                       POET HOLDINGS, INC.

                                       By: /s/ Jerry Wong
                                           -------------------------------------
                                           Jerry Wong
                                           Executive Vice President of U.S.
                                           Operations and Vice President of
                                           Finance (principal financial officer)

                                           Date:  April 28, 2000


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   NAME                                 TITLE                           DATE
                   ----                                 -----                           ----
                   *                   President, Chief Executive Officer and      April 28, 2000
------------------------------------   Director

Dirk Bartels

                   *                   Chief Financial Officer                     April 28, 2000
------------------------------------
Jochen Witte

            /s/ JERRY WONG             Executive Vice President of U.S.            April 28, 2000
------------------------------------   Operations and Vice President of Finance
                                       (Principal Financial and Accounting
Jerry Wong                             Officer)


                   *                   Director                                    April 28, 2000
------------------------------------
Gert Kohler

                   *                   Director                                    April 28, 2000
------------------------------------
Jerome Lecoeur

                   *                   Director                                    April 28, 2000
------------------------------------
*  BY:    /s/ JERRY WONG
      ------------------------------
        JERRY WONG,
        ATTORNEY-IN-FACT