Form 10-Q
period 2000-03-31
POET HOLDINGS INC
filed 2000-05-15
CIK 1028425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

  (Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934.

                        For the quarterly period ended March 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                        Commission file number: 333-87267

                                   ----------

                               POET HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                      94-3221778
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                                   ----------

                            999 BAKER WAY, SUITE 200
                           SAN MATEO, CALIFORNIA 94404
                                 (650) 286-4640
    (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                                   ----------

        Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 par value

                                   ----------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of the Registrant's Common Stock on March 31, 2000 was 10,644,305 shares.

                               POET HOLDINGS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets - March 31,
             2000 and December 31, 1999                                            3

          Unaudited Condensed Consolidated Statements of Operations and
             Comprehensive Loss Three Months ended March 31, 2000 and
             1999                                                                  4

          Unaudited Condensed Consolidated Statements of Cash Flows -
             Three Months ended March 31, 2000 and 1999                            5

          Notes to Unaudited Condensed Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                             8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk              10

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                       11

Item 2.   Changes to Securities and Use of Proceeds                               11

Item 3.   Defaults Upon Senior Securities                                         11

Item 4.   Submission of Matters to a Vote of Security Holders                     11

Item 5.   Other Information                                                       11

Item 6.   Exhibits and Reports on Form 8-K                                        11

          SIGNATURES

In addition to historical information, this Form 10-Q contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined below under "Risk Factors" as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in POET Holding's Annual Report on Form 10-K dated March 30, 2000 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.



PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                      POET HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                       March 31,    December 31,
                                                                         2000          1999
                                                                       --------       --------
Current Assets:
   Cash and cash equivalents ......................................... $  6,633       $ 35,039
   Short-term investments ............................................   35,281          9,311
   Accounts Receivable trade (net of allowances of $90 and $134
     in 2000 and 1999, respectively) .................................    2,075          2,125
   Inventories .......................................................       25             32
   Other current assets ..............................................      309            288
                                                                       --------       --------
       Total current assets ..........................................   44,323         46,795
Property, furniture and equipment, net ...............................      678            581
Other assets, net ....................................................      258            224
                                                                       --------       --------
Total assets ......................................................... $ 45,259       $ 47,600
                                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................................. $    728       $    933
   Accrued liabilities ...............................................    1,341          2,149
   Deferred revenue ..................................................    1,102            845
   Current portions of debt (including capital lease obligations) ....      264            283
                                                                       --------       --------
       Total current liabilities .....................................    3,435          4,210
Long-term obligations ................................................      280            326
Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $0.001 par value; 3,000,000 shares
     authorized; no shares outstanding
   Common Stock, $0.001 par value; 30,000,000 shares authorized
     Series A, 30,000,000 shares designated; shares outstanding:
     2000 - 10,644,305; 1999 - 10,547,106 ............................       11             11
Additional paid-in capital ...........................................   65,609         65,582
Deferred stock compensation ..........................................     (703)          (927)
Accumulated deficit ..................................................  (23,806)       (22,058)
Accumulated other comprehensive income ...............................      433            456
                                                                       --------       --------
       Total stockholders' equity ....................................   41,544         43,064
                                                                       ========       ========
Total liabilities and stockholders' equity ........................... $ 45,259       $ 47,600
                                                                       ========       ========


See Notes to Unaudited Condensed Consolidated Financial Statements

                      POET HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                     2000           1999
                                                                   --------       --------
Revenues:
   Product ($0 and $429 in 2000 and 1999, respectively from a
     preferred stockholder) .....................................  $  2,017       $  1,684
   Consulting and training ......................................       369            394
   Support and maintenance ($0 and $20 in 2000 and 1999,
     respectively from a preferred stockholder) .................       385            300
                                                                   --------       --------
        Total revenues ..........................................     2,771          2,378
                                                                   --------       --------
Cost and operating expenses:
   Cost of product ..............................................        78             39
   Cost of consulting and training ..............................       272            247
   Cost of support and maintenance ..............................       232            282
   Selling and marketing ........................................     2,830          1,646
   Research and development .....................................       957            757
   General and administrative ...................................       624            352
   Amortization of deferred stock compensation ..................       145            104
                                                                   --------       --------
        Total operating expenses ................................     5,138          3,427
                                                                   --------       --------
Operating loss ..................................................    (2,367)        (1,049)
                                                                   --------       --------
Other income (expense):
   Interest expense .............................................       (11)           (92)
   Interest income and other, net ...............................       630             87
                                                                   --------       --------
        Total other expense, net ................................       619             (5)
                                                                   --------       --------
Loss before income taxes ........................................    (1,748)        (1,054)
Income taxes ....................................................        --              8
                                                                   --------       --------
Net loss ........................................................  $ (1,748)      $ (1,046)
                                                                   ========       ========
Other comprehensive income (loss) - foreign currency
   translation adjustment .......................................       (23)            99
                                                                   --------       --------
Comprehensive loss ..............................................    (1,771)          (947)
                                                                   ========       ========
Basic and diluted net loss per share ............................  $  (0.17)      $  (0.67)
                                                                   ========       ========

Shares used in computing basic and diluted net loss per share ...    10,574          1,556
                                                                   ========       ========
Pro forma basic and diluted net loss per share ..................                 $  (0.16)
                                                                                  ========
Shares used in computing pro forma basic and diluted net loss
   per share ....................................................                    6,467
                                                                                  ========


See Notes to Unaudited Condensed Consolidated Financial Statements

                      POET HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              -----------------------
                                                                2000          1999
                                                              --------       --------
Cash flows from operating activities:
  Net loss .................................................  $ (1,748)      $ (1,046)
  Adjustments to reconcile net loss to net cash used
      for operating activities:
      Depreciation and amortization ........................        97            124
      Amortization of deferred stock compensation ..........       145            104
      Amortization of investment discounts .................      (418)            --
      Changes in assets and liabilities:
         Trade accounts receivable .........................       (13)           193
         Inventories .......................................         6            (22)
         Other current assets ..............................       (28)            (2)
         Other assets ......................................       (45)            (7)
         Accounts payable and accrued liabilities ..........      (871)           (59)
         Deferred revenues .................................       269           (300)
                                                              --------       --------
             Net cash used for operating activities ........    (2,606)        (1,015)

Cash flows from investing activities
    Purchases of property, furniture and equipment .........      (212)           (62)
    Proceeds from sales and maturities of short-term
        investments ........................................     5,354             --
    Purchases of short-term investments ....................   (30,906)            --
                                                              --------       --------
             Net cash used in investing activities .........   (25,764)           (62)

Cash flows from financing activities:
    Borrowings .............................................        --          3,900
    Repayments of debt .....................................      (121)           (10)
    Common stock issued ....................................       106              3
                                                              --------       --------
             Net cash provided by (used in) financing
                 activities ................................       (15)         3,893

Effect of exchange rate changes on cash and equivalents ....       (21)           (16)
                                                              --------       --------
Increase (decrease) in cash and equivalents ................   (28,406)         2,800
Cash and equivalents - beginning of period .................    35,039          4,776
                                                              --------       --------
Cash and equivalents - end of period .......................     6,633          7,576
                                                              ========       ========

Supplemental disclosure of cash flow information:
    Interest paid ..........................................        13             52
                                                              ========       ========
    Taxes paid .............................................        20             15
                                                              ========       ========

Non-cash financing and investment activities:
    Deferred stock compensation ............................       (79)           316
                                                              ========       ========



       See Notes to Unaudited Condensed Consolidated Financial Statements

1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of POET's financial position as of March 31, 2000, the results of operations and comprehensive loss for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and the accompanying notes included in the Company's Form 10-K dated March 29, 2000 as filed with the SEC.

2. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                                       PROFORMA
                                           THREE      THREE MONTHS   THREE MONTHS
                                        MONTHS ENDED      ENDED          ENDED
                                         MARCH 31,      MARCH 31,      MARCH 31,
                                            2000           1999          1999
                                        ------------  ------------    ------------
Net loss (numerator), basic and
   diluted .............................  $ (1,748)      $ (1,046)      $ (1,046)
Shares (denominator):
   Weighted average common
      shares outstanding ...............    10,627          1,573          6,484
   Weighted average common
      shares outstanding
      subject to repurchase ............       (53)           (17)           (17)
                                          --------       --------       --------
Shares used in computing basic
   and diluted net loss per share ......    10,574          1,556          6,467
                                          ========       ========       ========

Net loss per share basic and diluted ...  $  (0.17)      $  (0.67)      $  (0.16)
                                          ========       ========       ========

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    2000           1999
                                                 ---------      ---------
 Redeemable Convertible Preferred Stock........          0      4,910,935
 Shares of common stock subject to repurchase..     50,561         17,609
 Outstanding options...........................    815,509        614,101
 Warrants......................................     86,406         72,079
                                                 ---------      ---------
 Total.........................................    952,476      5,614,724
                                                 =========      =========
 Weighted average exercise price of options....    $ 23.39      $    0.54
                                                 =========      =========
 Weighted average exercise price of warrants...    $  6.96      $    6.43
                                                 =========      =========

3.  SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information enabled by the Company's database management system. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):


                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                      2000           1999
                                                     ------         ------
Revenues (1):
United States ...............................        $1,294         $1,399
Germany .....................................         1,477            979
                                                     ------         ------
                                                     $2,771         $2,378

(1) Revenues are broken out geographically by the ship-to location of the customer

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2000           1999
                                                      -----          -----
Long-lived assets:
United States ....................................     $243          $221
Germany ..........................................      435           360
                                                       ----          ----
                                                       $678          $581

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

4. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a significant impact on the financial results for the three months ended March 31, 2000.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. As amended in June 1999 by SFAS No. 137, this statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. The Company is required to adopt SFAS 133 on January 1, 2001.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock compensation - an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1,2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Poet has not yet determined the impact, if any, of adopting this interpretation.

PART I: FINANCIAL INFORMATION

ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with POET's unaudited condensed consolidated financial statements and notes thereto. The results described below are not necessarily indicative of the results to be expected in any future period. This discussion contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under "Risk Factors" in POET Holding's Annual Report on Form 10-K dated March 30, 2000 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update forward-looking statements.

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

From commencement of our operations in March 1995 through March 2000, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of March 31, 2000, we had an accumulated deficit of $23.8 million, and for the three months ended March 31, 2000, our net loss was $1.7 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability.

RESULTS OF OPERATIONS

Total revenues increased 17% from $2.4 million for the quarter ended March 31, 1999 to $2.8 million for the quarter ended March 31, 2000. Product revenues increased 20% from $1.7 million for the quarter ended March 31, 1999 to $2.0 million for the quarter ended March 31, 2000. The increase in product revenue was primarily attributable to revenues generated from our electronic Catalog Suite Product Line ("eCS") which was not available for sale in the quarter ended March 31, 1999, and to increased revenues generated from our Object Server Suite Product Line ("OSS"). Consulting and training revenues decreased 6% from $394,000 for the quarter ended March 31, 1999 to $369,000 for the quarter ended March 31, 2000. The decrease in consulting and training revenues was primarily due to one significant customer in the quarter ended March 31, 1999 not repeating in the quarter ended March 31, 2000. Support and maintenance revenues increased 28% from $300,000 for the quarter ended March 31, 1999 to $385,000 for the quarter ended March 31, 2000. The increase in support and maintenance revenues was primarily due to an overall increase in support and maintenance customers.

Cost of product revenues increased 100% from $39,000 in the quarter ended March 31, 1999 to $78,000 in the quarter ended March 31, 2000. This increase was primarily attributable to increased license fees. Cost of consulting and training revenues increased 10% from $247,000 in the quarter ended March 31, 1999 to $272,000 in the quarter ended March 31, 2000. This increase was primarily attributable to an increase in personnel and related compensation. Cost of support and maintenance revenues decreased 18% from $282,000 in the quarter ended March 31, 1999 to $232,000 in the quarter ended March 31, 2000. This decrease was primarily attributable to a temporary decrease in personnel and related compensation. Replacement personnel were hired in support and maintenance in the latter part of the quarter ended March 31, 2000.

Selling and marketing expenses increased 75% from $1.6 million in the quarter ended March 31, 1999 to $2.8 million in the quarter ended March 31, 2000. Selling expenses increased primarily as a result of an increase in sales personnel and related compensation. Marketing expenses increased primarily as a result of increased spending on trade shows and public relations, as well as an increase in personnel and related compensation. We anticipate continued growth in selling and marketing expenses in subsequent periods primarily due to planned increases in personnel who support the POET eCatalog Suite and various marketing related programs including additional promotional activities for our POET eCatalog Suite.

Research and development expenses increased 26% from $757,000 in the quarter ended March 31, 1999 to $957,000 in the quarter ended March 31, 2000. This increase was primarily attributable to an increase in personnel and related compensation.

General and administrative expenses increased 77% from $352,000 in the quarter ended March 31, 1999 to $624,000 in the quarter ended March 31, 2000. This increase was primarily attributable to spending on investor relations activities which did not occur in the prior year quarter and to increased personnel and related compensation.

Other, net increased to income of $619,000 in the quarter ended March 31, 2000, from expense of $5,000 in the quarter ended March 31, 1999. The increase is primarily attributable to interest income earned on higher cash and cash equivalent and short term investment balances in the quarter ended March 31, 2000 as a result of the proceeds from the Company's initial public offering in November 1999.

Income tax expense decreased to $0 in the quarter ended March 31, 2000, from income of $8,000 in the quarter ended March 31, 1999. The income tax amount in the quarter ended March 31, 1999 represents a refund on overpayment of taxes in that period. No income taxes were accrued in the quarter ended March 31, 2000.


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

As of March 31, 2000, we had $6.6 million in cash and cash equivalents, $35.3 million in short-term investments and $40.9 million in working capital. As of December 31, 1999, we had $35.0 million in cash and cash equivalents, $9.3 million in short-term investments and $42.6 million in working capital. The decrease in working capital was primarily due to normal operational expenditures.

Net cash used in operating activities was $2.6 million for the three months ended March 31, 2000 and $1.0 million for the three months ended March 31, 1999. Net cash used in operating activities in each period reflects the net losses in each period.

Net cash used in investing activities was $25.8 million for the three months ended March 31, 2000 and $62, for the three months ended March 31, 1999. Investing activities reflect purchases of property, furniture and equipment in each period, proceeds from the sales and maturities of short-term investments, as well as purchases of short-term investments. Short-term investments are securities with an original maturity of greater than three months and less than a year. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

Net cash provided by (used in) financing activities was ($15,000) for the three months ended March 31, 2000 and $3.9 million for the three months ended March 31, 1999. Our financing activities for the three months ended March 31, 2000 used cash primarily to repay debt in the form of loans and capital leases. Our financing activities for the three months ended March 31, 1999 provided cash primarily through proceeds from a convertible note.

In January 1999, we entered into a $3.9 million convertible note agreement with Technologie Beteilgungsgesellschaft (TBG). Under this agreement, TBG purchased a convertible note in the aggregate principal amount of $3.9 million maturing on December 31, 2003, and bearing interest at 6% per year. In September 1999, we entered into an amendment to the convertible note agreement with TBG which converted the entire outstanding principal balance of the note, excluding accrued interest, into 275,106 shares of our common stock effective as of September 30, 1999. As a result of this amendment, we recognized a non-recurring charge in the quarter ended September 30, 1999 of approximately $809,000.

In 1997, our subsidiary POET Software GmbH entered into a loan agreement with IKB Deutsche Industriebank in the amount of DM 1.5 million (approximately $773,000 based on the U.S. Dollar/Deutsche Mark exchange rate at December 31,
1999) bearing interest at 7% per year with principal payments due quarterly of DM 125,000 commencing on June 15, 1999 and ending on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at March 31, 2000 was DM 1,000,000 (approximately $489,000 based on the U.S. Dollar/Deutsche Mark exchange rate at March 31, 2000). We have guaranteed the payment of principal and interest under this loan.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and cash equivalents and short term investments, which consists primarily of investments in commercial paper and money market accounts reported at an aggregate fair market value of $41.9 million as of March 31, 2000. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at March 31, 2000, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with our German subsidiary. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars, the Deutsche Mark or the euro. Transaction gains or losses have not been significant in the past and there is no hedging activity on the Deutsche Mark, the euro or other currencies. Based on the intercompany balance of $14,000 at March 31, 2000, a hypothetical 10% adverse change in the Deutsche Mark against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 25, 1999, we completed the sale of an aggregate of 3,570,000 shares of our common stock, par value $0.001 per share, at a price of $12.90 per share in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-88687), which the United States Securities and Exchange Commission declared effective on November 12, 1999. DG Bank and Bank Paribas were the lead underwriters for the offering. Of the $46.0 million in aggregate proceeds we raised in the offering,
(i) $2.3 million was paid to underwriters in connection with the underwriting discount, (ii) approximately $2.2 million was paid in connection with offering expenses, printing fees, filing fees, and legal fees and (iii) approximately $1.6 million was used to repay term notes outstanding. In addition to funding operating losses since the completion of the offering, we expect to use the proceeds of the offering principally for general corporate purposes, including working capital and the funding of expected operating losses. We also expect to use a portion of the proceeds to pursue possible acquisitions of complementary businesses, technologies or products. Pending such uses, the Company is investing the proceeds in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K

        a) Exhibits

        Exhibit Number      Description
        --------------      -----------

        27.1                Financial Data Schedule

        b) Reports on Form 8-K

     A current report on Form 8-K was filed with the Securities and Exchange Commission by POET Holdings on February 21, 2000 to report the issuance of a press release announcing fourth quarter revenues, the filing of an ad hoc notice with the Frankfurt Stock Exchange and the distribution of a slide presentation at an analysts meeting.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on ________________, 2000.


                                   POET Holdings, Inc.
                                   (Registrant)


                                   By:  /s/  DIRK BARTELS
                                      --------------------------------
                                       Dirk Bartels
                                       President and Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit Number          Description
--------------          -----------
    27.1                Financial Data Schedule