Form 10-Q
period 2000-06-30
POET HOLDINGS INC
filed 2000-08-14
CIK 1028425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                        Commission file number: 333-87267

                               POET HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                           DELAWARE                                             94-3221778
 (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                         ------------------------------

                            999 BAKER WAY, SUITE 200
                           SAN MATEO, CALIFORNIA 94404
                                 (650) 286-4640

(Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                         ------------------------------

        Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 par value

                         ------------------------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The number of shares outstanding of the Registrant's Common Stock on June 30, 2000 was 10,728,280 shares.

                      POET HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX


                                                                                                                         PAGE
                                                                                                                         ----
PART I:          FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

                 Unaudited Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999                  3

                 Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss - Three and
                 Six Months ended June 30, 2000 and 1999                                                                4

                 Unaudited Condensed Consolidated Statements of Cash Flows - Six Months ended June 30, 2000 and 1999    5

                 Notes to Unaudited Condensed Consolidated Financial Statements                                         6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations                  8

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                            12

PART II:         OTHER INFORMATION                                                                                     13

Item 1.          Legal Proceedings                                                                                     13

Item 2.          Changes to Securities and Use of Proceeds                                                             13

Item 3.          Defaults Upon Senior Securities                                                                       13

Item 4.          Submission of Matters to a Vote of Security Holders                                                   13

Item 5.          Other Information                                                                                     13

Item 6.          Exhibits and Reports on Form 8-K                                                                      13

                                   SIGNATURES

In addition to historical information, this Form 10-Q contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in POET Holding's Annual Report on Form 10-K dated March 30, 2000 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                      POET HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)


                                     ASSETS

                                                                                   June 30,      December 31,*
                                                                                     2000            1999
                                                                                   --------      ------------
Current Assets:
   Cash and cash equivalents ...............................................       $  1,728        $ 35,039
   Short-term investments ..................................................         35,123           9,311
   Accounts Receivable trade (net of allowances of $125 and $134 at
      June 30, 2000 and December 31, 1999, respectively) ...................          2,712           2,125
   Inventories .............................................................             46              32
   Other current assets ....................................................          2,733             288
                                                                                   --------        --------
         Total current assets ..............................................         42,342          46,795
Property, furniture and equipment, net .....................................          1,058             581
Other assets, net ..........................................................            259             224
                                                                                   --------        --------
Total assets ...............................................................       $ 43,659        $ 47,600
                                                                                   ========        ========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................       $  1,287        $    933
   Accrued liabilities .....................................................          1,871           2,149
   Deferred revenue ........................................................          1,072             845
   Current portions of debt (including capital lease obligations) ..........            259             283
                                                                                   --------        --------
         Total current liabilities .........................................          4,489           4,210
Long-term obligations ......................................................            218             326
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding
   Common Stock, $0.001 par value; 30,000,000 shares authorized;
      shares outstanding: 2000 -- 10,728,280; 1999 - 10,547,106 ............             11              11
Additional paid-in capital .................................................         65,781          65,582
Deferred stock compensation ................................................           (547)           (927)
Accumulated deficit ........................................................        (26,593)        (22,058)
Accumulated other comprehensive income .....................................            300             456
                                                                                   --------        --------
         Total stockholders' equity ........................................         38,952          43,064
                                                                                   --------        --------
Total liabilities and stockholders' equity .................................       $ 43,659        $ 47,600
                                                                                   ========        ========

* Balance sheet as of December 31, 1999 derived from audited financial statements in Poet Holdings Annual Report on Form 10-K.

See Notes to Unaudited Condensed Consolidated Financial Statements

                      POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                           ---------------------------           ---------------------------
                                                             2000               1999               2000               1999
                                                           --------           --------           --------           --------
Revenues:
   Product ($0, $429, $0 and $857 in the three
      and six month periods ended June 30, 2000
      and 1999, respectively, from a stockholder) ...      $  1,981           $  1,790           $  3,998           $  3,475
   Consulting and training ..........................           267                444                635                836
   Support and maintenance ($0, $20, $0 and $40
      in the three and six month periods ended
      June 30, 2000 and 1999, respectively, from
      a stockholder) ................................           414                304                800                605
                                                           --------           --------           --------           --------
          Total revenues ............................         2,662              2,538              5,433              4,916
                                                           --------           --------           --------           --------
Cost and operating expenses:
   Cost of product ..................................            99                 68                177                107
   Cost of consulting and training ..................           266                283                538                530
   Cost of support and maintenance ..................           338                232                570                514
   Selling and marketing ............................         3,071              1,827              5,901              3,473
   Research and development .........................         1,232                869              2,189              1,626
   General and administrative .......................           903                446              1,527                798
   Amortization of deferred stock compensation(*) ...           128                125                273                229
                                                           --------           --------           --------           --------
          Total operating expenses ..................         6,037              3,850             11,175              7,277
                                                           --------           --------           --------           --------
Operating loss ......................................        (3,375)            (1,312)            (5,742)            (2,361)
                                                           --------           --------           --------           --------
Other income (expense):
   Interest expense .................................           (10)               (99)               (21)              (191)
   Interest income and other, net ...................           639                 84              1,269                171
                                                           --------           --------           --------           --------
          Total other expense, net ..................           629                (15)             1,248                (20)
                                                           --------           --------           --------           --------
Loss before income taxes
                                                             (2,746)            (1,327)            (4,494)            (2,381)
Income taxes ........................................           (41)                (1)               (41)                 7
                                                           --------           --------           --------           --------
Net loss ............................................      $ (2,787)          $ (1,328)          $ (4,535)          $ (2,374)
                                                           ========           ========           ========           ========
Other comprehensive income (loss) -- foreign
   currency translation adjustment ..................          (133)               182               (156)               283
                                                           --------           --------           --------           --------
Comprehensive loss ..................................      $ (2,920)          $ (1,146)          $ (4,691)          $ (2,091)
                                                           ========           ========           ========           ========
Basic and diluted net loss per share ................      $  (0.26)          $  (0.84)          $  (0.43)          $  (1.52)
                                                           ========           ========           ========           ========
Shares used in computing basic and diluted net
loss per share ......................................        10,618              1,576             10,595              1,566
                                                           ========           ========           ========           ========

(*) Amortization of deferred stock compensation
   Cost of consulting and training ..................      $     14           $     15           $     31           $     27
   Cost of support and maintenance ..................             6                  4                 13                  8
   Selling and marketing ............................            56                 57                122                102
   Research and development .........................            38                 29                 79                 52
   General and administrative .......................            14                 20                 28                 40
                                                           --------           --------           --------           --------
                                                           $    128           $    125           $    273           $    229
                                                           ========           ========           ========           ========



See Notes to Unaudited Condensed Consolidated Financial Statements

                      POET HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                 Six Months Ended
                                                                                     June 30,
                                                                            ----------------------------
                                                                              2000               1999
                                                                            --------           --------
Cash flows from operating activities:
  Net loss .......................................................          $ (4,535)          $ (2,374)
  Adjustments to reconcile net loss to net cash used for operating activities:
       Depreciation and amortization .............................               236                296
       Amortization of deferred stock compensation ...............               273                229
       Amortization of investment discounts ......................            (1,067)                --
       Changes in assets and liabilities:
           Trade accounts receivable .............................              (649)              (423)
           Inventories ...........................................               (15)               (16)
           Other current assets ..................................            (2,453)                55
           Other assets ..........................................               (45)                (3)
           Accounts payable and accrued liabilities ..............               207                 97
           Deferred revenues .....................................               237               (739)
                                                                            --------           --------
                Net cash used for operating activities ...........            (7,811)            (2,878)

Cash flows from investing activities:
    Purchases of property, furniture and equipment................              (729)              (185)
    Proceeds from sales and maturities of short-term investments..            21,403                 --
    Purchases of short-term investments ..........................           (46,225)                --
                                                                            --------           --------
                Net cash used in investing activities ............           (25,551)              (185)

Cash flows from financing activities:
    Borrowings ...................................................                --              3,912
    Repayments of debt ...........................................              (184)              (142)
    Preferred stock issued, net ..................................                --                475
    Common stock issued, net .....................................               306                 16
                                                                            --------           --------
                Net cash provided by financing activities ........               122              4,261

Effect of exchange rate changes on cash and equivalents ..........               (71)                 2
                                                                            --------           --------
Increase (decrease) in cash and equivalents ......................           (33,311)             1,200
Cash and equivalents -- beginning of period .......................           35,039              4,776
                                                                            --------           --------
Cash and equivalents -- end of period .............................         $  1,728           $  5,976
                                                                            ========           ========

Supplemental disclosure of cash flow information:
    Interest paid ................................................          $     29           $     30
                                                                            ========           ========
    Taxes paid ...................................................          $     19           $     21
                                                                            ========           ========

Non-cash financing and investment activities:
    Deferred stock compensation ..................................          $   (107)          $    669
                                                                            ========           ========



See Notes to Unaudited Condensed Consolidated Financial Statements

                      POET HOLDINGS, INC. AND SUBSIDIARIES


1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of POET's financial position as of June 30, 2000, the results of operations and comprehensive loss for the three and six month periods ending June 30, 2000 and 1999 and cash flows for the six month periods ending June 30, 2000 and 1999.

The results of operations for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1999 Annual Report on Form 10-K dated March 30, 2000 as filed with the SEC.

2. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):


                                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,         JUNE 30,        JUNE 30,         JUNE 30,
                                                                   2000             1999            2000             1999
                                                                 --------         --------       ----------       ----------
         Net loss (numerator), basic and diluted ...........     $ (2,787)        $ (1,328)        $ (4,535)        $ (2,374)
         Shares (denominator):
               Weighted average common shares outstanding ..       10,667            1,586           10,646            1,579
               Weighted average common shares outstanding
                subject to repurchase ......................          (49)             (10)             (51)             (13)
                                                                 --------         --------         --------         --------
         Shares used in computing basic and diluted
                net loss per share .........................       10,618            1,576           10,595            1,566
                                                                 ========         ========         ========         ========
         Net loss per share basic and diluted ..............     $  (0.26)        $  (0.84)        $  (0.43)        $  (1.52)
                                                                 ========         ========         ========         ========

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                                                                     JUNE 30,
                                                             --------------------------
                                                                2000            1999
                                                             ---------        ---------
         Redeemable Convertible Preferred Stock ........            --        4,981,958
         Shares of common stock subject to repurchase ..        47,663           12,395
         Outstanding options ...........................       717,337          611,749
         Warrants ......................................        55,739          107,079
                                                             ---------        ---------
         Total .........................................       820,739        5,713,181
                                                             =========        =========
         Weighted average exercise price of options ....     $   29.13        $    0.57
                                                             =========        =========
         Weighted average exercise price of warrants ...     $    6.88        $    6.63
                                                             =========        =========


3. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information enabled by the Company's database management system. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):


                                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                               ---------------------------               ---------------------------
                                                2000                 1999                 2000                 1999
                                               ------               ------               ------               ------
         Revenues (1):
         United States .........               $1,317               $1,522               $2,612               $2,920
         Germany ...............                1,345                1,016                2,821                1,996
                                               ------               ------               ------               ------
                                               $2,662               $2,538               $5,433               $4,916
                                               ======               ======               ======               ======

        (1) Revenues are broken out geographically by the ship-to location of the customer


                                                    JUNE 30,          DECEMBER 31,
                                                     2000                 1999
                                                    ------            ------------
         Long lived assets:
         United States ..............               $  521               $  221
         Germany ....................                  537                  360
                                                    ------               ------
                                                    $1,058               $  581

During 1996 the Company entered into product licensing and service agreements with Novell, Inc., a stockholder of the Company. Revenues from this stockholder are detailed on the consolidated statements of operations. The Company does not specifically identify and account for the related costs of revenues by customer. The Company believes that costs and the related gross margin of its revenues to this stockholder are similar to costs and gross margin to unaffiliated customers.


4. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The

                      POET HOLDINGS, INC. AND SUBSIDIARIES


adoption of SOP 98-1 did not have a significant impact on the financial results for the three months ended June 30, 2000.

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

In December 1999, the Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company is required to be in conformity with the provisions of SAB 101, as amended by SAB 101A, no later than April 1, 2000 and does not expect a material effect on its financial position, results of operations or cash flows as a result of SAB 101.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock compensation -- an Interpretation of APB Opinion 25. This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the impact, if any, of adopting this interpretation.

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

                      POET HOLDINGS, INC. AND SUBSIDIARIES


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

From commencement of our operations in March 1995 through June 2000, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of June 30, 2000, we had an accumulated deficit of $26.6 million, and for the three months ended June 30, 2000, our net loss was $2.8 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability.

RESULTS OF OPERATIONS


COMPARISON OF RESULTS FOR THE QUARTER ENDED JUNE 30, 2000 TO THE QUARTER ENDED JUNE 30, 1999

Total revenues increased 5% from $2.5 million for the quarter ended June 30, 1999 to $2.7 million for the quarter ended June 30, 2000. Product revenues increased 11% from $1.8 million for the quarter ended June 30, 1999 to $2.0 million for the quarter ended June 30, 2000. The increase in product revenue was primarily attributable to revenues generated from our electronic Catalog Suite Product Line ("eCS") which was not available for sale in the quarter ended June 30, 1999. Consulting and training revenues decreased 40% from $444,000 for the quarter ended June 30, 1999 to $267,000 for the quarter ended June 30, 2000. The decrease in consulting and training revenues was primarily due to one significant customer in the quarter ended June 30, 1999 not repeating in the quarter ended June 30, 2000. Support and maintenance revenues increased 36% from $304,000 for the quarter ended June 30, 1999 to $414,000 for the quarter ended June 30, 2000. The increase in support and maintenance revenues was primarily due to in overall increase in support and maintenance customers.

As indicated in POET Holding's Press Release as filed with the SEC on Form 8-K dated July 26, these revenues are below the company's expectations primarily due to lower than anticipated revenues in the POET Content Management Suite (CMS) product line, and to a lesser extent, in the POET Object Server Suite (OSS) product line and consulting services. Our strategic Business-to-Business product line, eCS, slightly exceeded the company's expectations and reached approximately $430,000 in product license revenues, representing approximately 116% growth compared to the quarter ended March 31, 2000. The results for the quarter ended June 30, 2000 for POET CMS and POET eCS represents further evidence that the market for the CMS product line remained difficult, while the market acceptance for the eCS product line continued to expand rapidly. As a result of the continued slow revenue growth for the CMS product line, the company is reallocating resources from the CMS product line to the eCS product line. The company will continue to maintain and support its current CMS customer base. However, the company will not pursue new CMS sales opportunities.

Cost of product revenues increased 46% from $68,000 in the quarter ended June 30, 1999 to $99,000 in the quarter ended June 30, 2000. This increase was primarily attributable to increased license fees. Cost of consulting and training revenues decreased 6% from $283,000 in the quarter ended June 30, 1999 to $266,000 in the quarter ended June 30, 2000. This decrease was primarily attributable to a decrease in personnel and related compensation. The gross margin for consulting and training decreased to 0% in the quarter ended June 30, 2000 from 36% in the quarter ended June 30, 1999 primarily as a result of decrease in consulting revenues without a significant decrease in our consulting and training personnel. Cost of support and maintenance

                      POET HOLDINGS, INC. AND SUBSIDIARIES

revenues increased 46% from $232,000 in the quarter ended June 30, 1999 to $338,000 in the quarter ended June 30, 2000. The increase was primarily attributable to an increase in personnel and related compensation. The gross margin for support and maintenance decreased to 18% in the quarter ended June 30, 2000 from 24% in the quarter ended June 30, 1999 primarily as a result of the increase in the cost of support and maintenance revenues.

Selling and marketing expenses increased 68% from $1.8 million in the quarter ended June 30, 1999 to $3.1 million in the quarter ended June 30, 2000. Selling expenses increased primarily as a result of an increase in sales personnel and related compensation. Marketing expenses increased primarily as a result of increased spending on trade shows and public relations, as well as an increase in personnel and related compensation.

Research and development expenses increased 42% from $869,000 in the quarter ended June 30, 1999 to $1.2 million in the quarter ended June 30, 2000. This increase was primarily attributable to an increase in personnel and related compensation, as well as outsourcing of some research and development efforts.

General and administrative expenses increased 102% from $446,000 in the quarter ended June 30, 1999 to $903,000 in the quarter ended June 30, 2000. This increase was primarily attributable to costs associated with being a publicly traded company, including the costs of the shareholders' meeting and investor relations activities, which did not occur in the comparable prior quarter. In addition, there was an increase in personnel and related compensation.

Other, net increased to income of $629,000 in the quarter ended June 30, 2000, from expense of $15,000 in the quarter ended June 30, 1999. The increase is primarily attributable to interest income earned on higher cash and cash equivalent and short-term investment balances in the quarter ended June 30, 2000 as a result of the proceeds from the Company's initial public offering in November 1999.

Income tax expense increased to $41,000 in the quarter ended June 30, 2000, from expense of $1,000 in the quarter ended June 30, 1999. The income tax amount in the quarter ended June 30, 2000 represents taxes accrued on sales made during the quarter.


COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

Total revenues increased 11% from $4.9 million for the six months ended June 30, 1999 to $5.4 million for the six months ended June 30, 2000. Product revenues increased 15% from $3.5 million for the six months ended June 30, 1999 to $4.0 million for the six months ended June 30, 2000. The increase in product revenue was primarily attributable to revenues generated from our electronic Catalog Suite Product Line ("eCS") which was not available for sale in the six months ended June 30, 1999. Consulting and training revenues decreased 24% from $836,000 for the six months ended June 30, 1999 to $635,000 for the six months ended June 30, 2000. The decrease in consulting and training revenues was primarily due to one significant customer in the six months ended June 30, 1999 not repeating in the six months ended June 30, 2000. Support and maintenance revenues increased 32% from $605,000 for the six months ended June 30, 1999 to $800,000 for the six months ended June 30, 2000. The increase in support and maintenance revenues was primarily due to in overall increase in support and maintenance customers.

Cost of product revenues increased 65% from $107,000 in the six months ended June 30, 1999 to $177,000 in the six months ended June 30, 2000. This increase was primarily attributable to increased license fees. Cost of consulting and training revenues increased 2% from $530,000 in the six months ended June 30, 1999 to $538,000 in the six months ended June 30, 2000. This increase was primarily attributable to an increase in personnel and related compensation. The gross margin for consulting and training decreased to 15% in the six months ended June 30, 2000 from 37% in the six months ended June 30, 1999 primarily as a result of the decrease in consulting revenues. Cost of support and maintenance revenues increased 11% from $514,000 in the six months ended June 30, 1999 to $570,000 in the six months ended June 30, 2000. The increase was primarily attributable to an increase in personnel and related compensation. The gross margin for support and maintenance increased to 29% in the six months ended June 30, 2000 from 15% in the six months ended June 30, 1999 primarily as a result of the increase in support and maintenance revenues.

Selling and marketing expenses increased 70% from $3.5 million in the six months ended June 30, 1999 to $5.9 million in the six months ended June 30, 2000. Selling expenses increased primarily as a result of an increase in

                      POET HOLDINGS, INC. AND SUBSIDIARIES


sales personnel and related compensation. Marketing expenses increased primarily as a result of increased spending on trade shows and public relations, as well as an increase in personnel and related compensation.

Research and development expenses increased 35% from $1.6 million in the six months ended June 30, 1999 to $2.2 million in the six months ended June 30, 2000. This increase was primarily attributable to an increase in personnel and related compensation, as well as outsourcing of some research and development efforts.

General and administrative expenses increased 91% from $798,000 in the six months ended June 30, 1999 to $1.5 million in the six months ended June 30, 2000. This increase was primarily attributable to costs associated with being a publicly traded company, including the costs of the shareholders' meeting and investor relations activities, which did not occur in the comparable prior six months. In addition, there was an increase in personnel and related compensation.

Other, net increased to income of $1.2 million in the six months ended June 30, 2000, from expense of $20,000 in the six months ended June 30, 1999. The increase is primarily attributable to interest income earned on higher cash and cash equivalent and short-term investment balances in the six months ended June 30, 2000 as a result of the proceeds from the Company's initial public offering in November 1999.

Income tax expense increased to $41,000 in the six months ended June 30, 2000, from income of $7,000 in the six months ended June 30, 1999. The income tax amount in the six months ended June 30, 2000 represents taxes accrued on sales made during the six months.



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

As of June 30, 2000, we had $1.7 million in cash and cash equivalents, $35.1 million in short-term investments and $37.9 million in working capital. As of December 31, 1999, we had $35.0 million in cash and cash equivalents, $9.3 million in short-term investments and $42.6 million in working capital. The decrease in working capital was primarily due to normal operational expenditures.

Net cash used in operating activities was $7.8 million for the six months ended June 30, 2000 and $2.9 million for the six months ended June 30, 1999. Net cash used in operating activities for the six months ended June 30, 2000 reflects the net losses, the amortization of investment discounts and changes in other current assets for the period. In June 2000, we entered into an unsecured note agreement loaning 2.5 million euros (approximately $2,387,000 based on the U.S. Dollar/euro exchange rate at June 30, 2000) to a services provider. The loan bears interest at 11% per year and is due on December 31, 2000. Net cash used in operating activities for the six months ended June 30, 1999 primarily reflects the net losses for the period.

Net cash used in investing activities was $25.6 million for the six months ended June 30, 2000 and $185,000, for the six months ended June 30, 1999. Investing activities reflect purchases of property, furniture and equipment in each period, proceeds from the sale and maturities of short-term investments, as well as purchases of short-term investments. Short-term investments are securities with an original maturity of greater than three months and less than a year. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

Net cash provided by financing activities was $122,000 for the six months ended June 30, 2000 and $4.3 million for the six months ended June 30, 1999. Our financing activities for the six months ended June 30, 2000 provided cash primarily through the issuance of common stock and used cash primarily to repay debt in the form of loans and capital leases. Our financing activities for the six months ended June 30, 1999 provided cash primarily through proceeds from a convertible note.

                      POET HOLDINGS, INC. AND SUBSIDIARIES


In January 1999, we entered into a $3.9 million convertible note agreement with TBG. Under this agreement, TBG purchased a convertible note in the aggregate principal amount of $3.9 million maturing on December 31, 2003, and bearing interest at 6% per year. In September 1999, we entered into an amendment to the convertible note agreement with TBG, which converted the entire outstanding principal balance of the note, excluding accrued interest, into 275,106 shares of our common stock effective as of September 30, 1999. As a result of this amendment, we recognized a non-recurring charge in the quarter ended September 30, 1999 of approximately $809,000.

In 1997, our subsidiary POET Software GmbH entered into a loan agreement with IKB Deutsche Industriebank in the amount of DM 1.5 million (approximately $773,000 based on the U.S. Dollar/Deutsche Mark exchange rate at December 31,
1999) bearing interest at 7% per year with principal payments due quarterly of DM 125,000 commencing on June 15, 1999 and ending on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at June 30, 2000 was DM 875,000 (approximately $427,000 based on the U.S. Dollar/Deutsche Mark exchange rate at June 30, 2000). We have guaranteed the payment of principal and interest under this loan.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and cash equivalents and short term investments, which consists primarily of investments in commercial paper and money market accounts, and reported at an aggregate fair market value of $36.9 million as of June 30, 2000. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2000, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the intercompany balance with our German subsidiary. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars, Deutsche Mark or the euro. Transaction gains or losses have not been significant in the past and there is no hedging activity on Deutsche Mark, the euro or other currencies. Based on the intercompany balance of $1.5 million at June 30, 2000, a hypothetical 10% adverse change in Deutsche Mark against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such intercompany balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

                      POET HOLDINGS, INC. AND SUBSIDIARIES


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On July 17, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Dirk Bartels (with 5,340,127 affirmative votes, and 140,250 votes withheld), Gert Kohler (with 5,480,127 affirmative votes, and 0 votes withheld), and Jerome Leceour (with 5,480,127 affirmative votes, and 0 votes withheld).

The stockholders also approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 30,000,000 to 100,000,000 (with 5,467,127 affirmative votes, 13,250 negative votes, 0 votes withheld and 0 broker non-votes).

The stockholders also approved an amendment to the Company's 1995 Stock Option Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 300,000 shares (with 5,480,127 affirmative votes, 250 negative votes, 0 votes withheld and 0 broker non-votes).

The stockholders also ratified the appointment of Deloitte and Touche LLP, as the Company's independent public accountants for the current fiscal year (with 5,480,127 affirmative votes, 250 negative votes and 0 votes withheld).

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits


                Exhibit Number          Description
                --------------          -----------
                     27.1               Financial Data Schedule

        b)      Reports on Form 8-K

                None

                      POET HOLDINGS, INC. AND SUBSIDIARIES


                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2000.



                                       POET Holdings, Inc.
                                       (Registrant)


                                       By: /s/  DIRK BARTELS
                                           ------------------------------------
                                           Dirk Bartels
                                           President,
                                           Chief Executive Officer and Director

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------        ------------
  27.1         Financial Data Schedule