Form 10-Q
period 2000-09-30
POET HOLDINGS INC
filed 2000-11-14
CIK 1028425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                                   ----------

                            999 BAKER WAY, SUITE 200
                           SAN MATEO, CALIFORNIA 94404
                                 (650) 286-4640

 (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

                                   ----------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The number of shares outstanding of the Registrant's Common Stock on September 30, 2000 was 10,740,287 shares.

                      POET HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
PART I:    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
           Unaudited Condensed Consolidated Balance Sheets -- September 30, 2000 and December 31, 1999     3
           Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss -- Three
             and Nine Months ended September 30, 2000 and 1999                                             4
           Unaudited Condensed Consolidated Statements of Cash Flows -- Nine Months ended September
             30, 2000 and 1999                                                                             5
           Notes to Unaudited Condensed Consolidated Financial Statements                                  6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                     11
PART II:   OTHER INFORMATION                                                                              12
Item 1.    Legal Proceedings                                                                              12
Item 2.    Changes to Securities and Use of Proceeds                                                      12
Item 3.    Defaults Upon Senior Securities                                                                12
Item 4.    Submission of Matters to a Vote of Security Holders                                            12
Item 5.    Other Information                                                                              13
Item 6.    Exhibits and Reports on Form 8-K                                                               13

SIGNATURES

Note Regarding Forward Looking Statements

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

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                      POET HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                                  SEPTEMBER 30,    DECEMBER 31,*
                                                                                      2000            1999
                                                                                  -------------    -------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents ..................................................      $ 18,695       $ 35,039
   Short-term investments .....................................................        15,630          9,311
   Accounts Receivable trade (net of allowances of $289 and $134 at
      September 30, 2000 and December 31, 1999, respectively) .................         2,807          2,125
   Inventories ................................................................            32             32
   Other current assets .......................................................         2,927            288
                                                                                     --------       --------
         Total current assets .................................................        40,091         46,795
Property, furniture and equipment, net ........................................         1,238            581
Other assets, net .............................................................           221            224
                                                                                     --------       --------
Total assets ..................................................................      $ 41,550       $ 47,600
                                                                                     ========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................      $  1,302       $    933
   Accrued liabilities ........................................................         2,179          2,149
   Deferred revenue ...........................................................         1,083            845
   Current portions of debt (including capital lease obligations) .............           234            283
                                                                                     --------       --------
         Total current liabilities ............................................         4,798          4,210
Long-term obligations .........................................................           145            326
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $0.001 par value; 3,000,000 shares authorized;
      no shares outstanding
   Common Stock, $0.001 par value; 100,000,000 shares authorized;
      shares outstanding: 2000 -- 10,740,287; 1999 -- 10,547,106 ..............            11             11
Additional paid-in capital ....................................................        65,799         65,582
Deferred stock compensation ...................................................          (435)          (927)
Accumulated deficit ...........................................................       (29,141)       (22,058)
Accumulated other comprehensive income ........................................           373            456
                                                                                     --------       --------
         Total stockholders' equity ...........................................        36,607         43,064
                                                                                     --------       --------
Total liabilities and stockholders' equity ....................................      $ 41,550       $ 47,600
                                                                                     ========       ========


* Balance sheet as of December 31, 1999 derived from audited financial statements in POET Holdings Annual Report on Form 10-K.

See Notes to Unaudited Condensed Consolidated Financial Statements

                      POET HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                             -----------------------       -----------------------
                                                                               2000           1999           2000           1999
                                                                             --------       --------       --------       --------
Revenues:
   Product ($0, $714, $0 and $1,656 in the three and nine month periods ended September 30, 2000 and 1999, respectively,
      from a stockholder) ...............................................    $  2,568       $  2,081       $  6,566       $  5,555
   Consulting and training ($0, $714, $0 and $1,656 in the three and nine month periods ended September 30, 2000 and 1999,
      respectively, from a stockholder) .................................         280            375            916          1,213
   Support and maintenance ($0, $20, $0 and $40 in the three and nine month periods ended September 30, 2000 and 1999,
      respectively, from a stockholder) .................................         445            331          1,244            935
                                                                             --------       --------       --------       --------
          Total revenues ................................................       3,293          2,787          8,726          7,703
                                                                             --------       --------       --------       --------
Cost and operating expenses:
   Cost of product ......................................................          86             63            262            170
   Cost of consulting and training ......................................         250            269            789            799
   Cost of support and maintenance ......................................         335            254            906            768
   Selling and marketing ................................................       3,393          1,827          9,297          5,300
   Research and development .............................................       1,231            727          3,420          2,353
   General and administrative ...........................................       1,081            547          2,608          1,345
   Amortization of deferred stock compensation(*) .......................          92            210            362            439
                                                                             --------       --------       --------       --------
          Total costs and operating expenses ............................       6,468          3,897         17,644         11,174
                                                                             --------       --------       --------       --------
Operating loss ..........................................................      (3,175)        (1,110)        (8,918)        (3,471)
                                                                             --------       --------       --------       --------
Other income (expense):
   Interest expense .....................................................          (8)          (887)           (29)        (1,079)
   Interest income and other, net .......................................         640             74          1,909            244
                                                                             --------       --------       --------       --------
          Total other income (expense), net .............................         632           (813)         1,880           (835)
                                                                             --------       --------       --------       --------
Loss before income taxes ................................................      (2,543)        (1,923)        (7,038)        (4,306)

Income taxes ............................................................          (5)            (1)           (46)             8
                                                                             --------       --------       --------       --------
Net loss ................................................................    $ (2,548)      $ (1,924)      $ (7,084)      $ (4,298)
                                                                             ========       ========       ========       ========
Other comprehensive income (loss) -- foreign
   currency translation adjustment ......................................          73            (47)           (83)           236
                                                                             --------       --------       --------       --------
Comprehensive loss ......................................................    $ (2,475)      $ (1,971)      $ (7,167)      $ (4,062)
                                                                             ========       ========       ========       ========
Basic and diluted net loss per share ....................................    $  (0.24)      $  (1.16)      $  (0.67)      $  (2.70)
                                                                             ========       ========       ========       ========
Shares used in computing basic and diluted net loss per share ...........      10,691          1,657         10,623          1,589
                                                                             ========       ========       ========       ========
(*) Amortization of deferred stock compensation
   Cost of consulting and training ......................................    $     10       $     23       $     41       $     50
   Cost of support and maintenance ......................................           4              8             16             17
   Selling and marketing ................................................          40             99            160            201
   Research and development .............................................          26             56            105            108
   General and administrative ...........................................          12             24             40             63
                                                                             --------       --------       --------       --------
                                                                             $     92       $    210       $    362       $    439
                                                                             ========       ========       ========       ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                      POET HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         2000           1999
                                                                       --------       --------
Cash flows from operating activities:
  Net loss ......................................................      $ (7,084)      $ (4,298)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
       Depreciation and amortization ............................           386          1,243
       Amortization of deferred stock compensation ..............           412            439
       Amortization of investment discounts .....................           (26)            --
       Changes in assets and liabilities:
           Trade accounts receivable ............................          (850)           (99)
           Inventories ..........................................            (4)           (12)
           Other current assets .................................        (2,661)          (472)
           Other assets .........................................           (23)            --
           Accounts payable and accrued liabilities .............           669            761
           Deferred revenues ....................................           269         (1,468)
                                                                       --------       --------
                Net cash used for operating activities ..........        (8,912)        (3,906)
Cash flows from investing activities:
    Purchases of property, furniture and equipment ..............        (1,111)          (318)
    Proceeds from sales and maturities of short-term investments.        48,104             --
    Purchases of short-term investments .........................       (54,423)            --
                                                                       --------       --------
                Net cash used in investing activities ...........        (7,430)          (318)
Cash flows from financing activities:
    Borrowings ..................................................            --          3,912
    Repayments of debt ..........................................          (248)          (391)
    Preferred stock issued, net .................................            --            475
    Common stock issued, net ....................................           298             59
                                                                       --------       --------
                Net cash provided by financing activities .......            50          4,055
Effect of exchange rate changes on cash and equivalents .........           (52)            24
                                                                       --------       --------
Increase (decrease) in cash and equivalents .....................       (16,344)          (145)
Cash and equivalents -- beginning of period .....................        35,039          4,776
                                                                       --------       --------
Cash and equivalents -- end of period ...........................      $ 18,695       $  4,631
                                                                       ========       ========
Supplemental disclosure of cash flow information:
    Interest paid ...............................................      $     36       $    129
                                                                       ========       ========
    Taxes paid ..................................................      $     46       $     14
                                                                       ========       ========
Non-cash financing and investment activities:
    Deferred stock compensation .................................      $   (112)      $    316
                                                                       ========       ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                      POET HOLDINGS, INC. AND SUBSIDIARIES

1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of POET's financial position as of September 30, 2000, the results of operations and comprehensive loss for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ending September 30, 2000 and 1999.

The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1999 Annual Report on Form 10-K dated March 30, 2000 as filed with the SEC.

2. BALANCE SHEET COMPONENTS

SHORT-TERM INVESTMENTS

Investments with original maturities greater than three months and less than one year are classified as short-term investments. The Company accounts for investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. The Company has classified all of its investments as available-for-sale securities. While the Company's practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains or losses being excluded from earnings and reported as a separate component of stockholder's equity. Cost is based on the specific identification method for purposes of computing realized gains and losses.

Short-term investments include the following available-for-sale securities at September 30, 2000 (in thousands):


                                                                     UNREALIZED
                                                         AMORTIZED     HOLDING     UNREALIZED     MARKET
                                                           COST         GAINS     HOLDING LOSS     VALUE
                                                         ---------   ----------   ------------    ------
Money market funds ...............................        $   606      $     -       $     -      $   606
Commercial paper .................................         26,709            -            15       26,694
U.S. government agencies .........................          6,011            -            11        6,000
                                                          -------      -------       -------      -------
    Total available for sale securities ..........        $33,326      $     -       $    26      $33,300
                                                          =======      =======       =======      =======
Included in cash and cash equivalents ............                                                 17,670
Included in short-term investments ...............                                                 15,630
                                                                                                  -------
    Total available for sale securities ..........                                                $33,300
                                                                                                  -------

OTHER CURRENT ASSETS

In June 2000, we entered into an unsecured note agreement loaning 2.5 million euros (approximately $2,200,000 based on the U.S. Dollar/euro exchange rate at September 30, 2000) to a services provider. The loan bears interest at 11% per year and is due on December 31, 2000.

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -------------------------         -------------------------
                                                              2000             1999             2000             1999
                                                            --------         --------         --------         --------
Net loss (numerator), basic and diluted ............        $ (2,548)        $ (1,924)        $ (7,084)        $ (4,298)
Shares (denominator):
      Weighted average common shares outstanding ...          10,734            1,674           10,676            1,611
      Weighted average common shares
       outstanding subject to repurchase ...........             (43)             (17)             (53)             (22)
                                                            --------         --------         --------         --------
Shares used in computing basic and diluted
       net loss per share ..........................          10,691            1,657           10,623            1,589
                                                            ========         ========         ========         ========
Net loss per share basic and diluted ...............        $  (0.24)        $  (1.16)        $  (0.67)        $  (2.70)
                                                            ========         ========         ========         ========

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

                                                               SEPTEMBER 30,
                                                           -------------------
                                                            2000         1999
                                                           -------      ------
Redeemable Convertible Preferred Stock .............           --        4,982
Shares of common stock subject to repurchase .......            39          48
Outstanding options ................................           936         490
Warrants ...........................................            56         107
                                                           -------      ------
Total ..............................................         1,031       5,627
                                                           =======      ======
Weighted average exercise price of options .........       $ 24.84      $ 2.11
                                                           =======      ======
Weighted average exercise price of warrants ........       $  6.88      $ 6.63
                                                           =======      ======

4. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information and facilitate effective business-to-business processes and information exchange over the internet. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                    SEPTEMBER 30,                SEPTEMBER 30,
                                 --------------------        --------------------
                                  2000          1999          2000          1999
                                 ------        ------        ------        ------
Revenues(1):
United States ...........        $1,704        $1,690        $4,316        $4,611
Germany .................         1,589         1,097         4,410         3,092
                                 ------        ------        ------        ------
                                 $3,293        $2,787        $8,726        $7,703
                                 ======        ======        ======        ======

-------------
(1) Revenues are broken out geographically by the ship-to location of the customer.

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                              2000           1999
                                                            --------        -------
                         Long lived assets:
                         United States..................    $    517        $   221
                         Germany........................         721            360
                                                            --------        -------
                                                            $  1,238        $   581

During 1996, the Company entered into product licensing and service agreements with Novell, Inc., a stockholder of the Company. Revenues from this stockholder are detailed on the consolidated statements of operations. The Company does not specifically identify and account for the related costs of revenue by customer. The Company believes that costs and the related gross margin of its revenues to this stockholder are similar to costs and gross margin to unaffiliated customers.

5. DISPOSITION OF PRODUCT LINE

In September 2000, the Company sold the Content Management Suite (CMS) product line to Sorman Information AB, Vaxjo, a Swedish company. The agreement provides that Sorman will assume the intellectual property rights for CMS worldwide except for the United States, Canada and South Korea and the obligations associated with the European CMS customer base. Sorman has a six month exclusive option to assume the intellectual property rights for the United States and Canada. The agreement includes a license fee arrangement which would provide license revenues to POET based upon future CMS sales by Sorman within the next three years.

6. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a significant impact on the financial results for the three months ended September 30, 2000.

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

In December 1999, the Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company does not expect a material effect on its financial position, results of operations or cash flows as a result of SAB 101.

In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock compensation -- an Interpretation of APB Opinion 25. This Interpretation clarifies (a) the definition of employee for purposes of applying APB Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a significant impact on the financial results for the three months ended September 30, 2000.

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

OVERVIEW

We are a provider of innovative software infrastructure and solutions that allow organizations to efficiently share, manage and manipulate complex data and facilitate effective business-to-business processes and information exchange over the Internet. Our object database management system utilizes and supports complex, multidimensional data models, or frameworks within a database for the organization of information elements and their interrelationships, and standard Internet programming languages. Our database system allows software vendors and original equipment manufacturers, or manufacturers who develop and produce products incorporating another company's product, to build efficient, high performance applications that are fully integrated, easy to use and cost efficient. Our Internet solutions is a self-service application allowing supplier organizations and Net Marketplaces to efficiently create, manage and distribute customized catalog data over the Internet. Our solutions leverage the

Internet as a new means to increase customer relationships, accelerate business processes and reduce costs. Our open systems approach, which works with a variety of tools, hardware, software and networks, allows our customers to rapidly develop applications using our database products and customize our Internet solutions for work with a variety of standard application environments and third-party tools without having to make any significant adjustments to their existing internal information technology systems. It is our objective to make complex applications simple and affordable for a large group of organizations by providing sophisticated, easy to use and powerful software products that leverage the Internet.

From commencement of our operations in March 1995 through September 2000, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of September 30, 2000, we had an accumulated deficit of $29.1 million, and for the three months ended September 30, 2000, our net loss was $2.5 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2000 TO THE QUARTER ENDED SEPTEMBER 30, 1999

Total revenues increased 18% from $2.8 million for the quarter ended September 30, 1999 to $3.3 million for the quarter ended September 30, 2000. Product revenues increased 23% from $2.1 million for the quarter ended September 30, 1999 to $2.6 million for the quarter ended September 30, 2000. The increase in product revenue was primarily attributable to revenues generated from our electronic Catalog Suite Product Line ("eCS") which was not available for sale in the quarter ended September 30, 1999. Consulting and training revenues decreased 26% from $375,000 for the quarter ended September 30, 1999 to $280,000 for the quarter ended September 30, 2000. The decrease in consulting and training revenues was primarily due to one significant customer in the quarter ended September 30, 1999 not repeated in the quarter ended September 30, 2000. Support and maintenance revenues increased 35% from $331,000 for the quarter ended September 30, 1999 to $445,000 for the quarter ended September 30, 2000. The increase in support and maintenance revenues was primarily due to an overall increase in support and maintenance customers.

Cost of product revenues increased 37% from $63,000 in the quarter ended September 30, 1999 to $86,000 in the quarter ended September 30, 2000. This increase was primarily attributable to increased license fees. Cost of consulting and training revenues decreased 7% from $269,000 in the quarter ended September 30, 1999 to $250,000 in the quarter ended September 30, 2000. This decrease was primarily attributable to a decrease in personnel and related compensation. The gross margin for consulting and training decreased to 11% in the quarter ended September 30, 2000 from 28% in the quarter ended September 30, 1999, primarily as a result of a decrease in consulting revenues without a significant decrease in our consulting and training personnel. Cost of support and maintenance revenues increased 32% from $254,000 in the quarter ended September 30, 1999 to $335,000 in the quarter ended September 30, 2000. The increase was primarily attributable to an increase in personnel and related compensation. The gross margin for support and maintenance increased to 25% in the quarter ended September 30, 2000 from 23% in the quarter ended September 30, 1999 primarily as a result of the increase in support and maintenance revenues.

Selling and marketing expenses increased 89% from $1.8 million in the quarter ended September 30, 1999 to $3.4 million in the quarter ended September 30, 2000. Selling expenses increased primarily as a result of an increase in sales personnel and related compensation. Marketing expenses increased primarily as a result of increased spending on trade shows and public relations, as well as an increase in personnel and related compensation.

Research and development expenses increased 69% from $727,000 in the quarter ended September 30, 1999 to $1.2 million in the quarter ended September 30, 2000. This increase was primarily attributable to an increase in personnel and related compensation, as well as outsourcing of certain research and development efforts.

General and administrative expenses increased 98% from $547,000 in the quarter ended September 30, 1999 to $1.1 million in the quarter ended September 30, 2000. This increase was primarily attributable to due diligence costs associated with corporate development efforts as well as costs associated with a publicly traded company, including the costs of investor relations activities, which were not incurred in the comparable prior quarter. The increase was also attributable to an increase in personnel and related compensation.

Other, net increased to income of $632,000 in the quarter ended September 30, 2000, from expense of $813,000 in the quarter ended September 30, 1999. The increase was primarily attributable to interest income earned on higher cash and cash equivalent and short-term investment balances in the quarter ended September 30, 2000 as a result of the proceeds from the Company's initial public offering in November 1999. In addition, the Company incurred a one-time interest expense charge of $809,000 in the quarter ended September 30, 1999 for the conversion of debt to common stock.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Total revenues increased 13% from $7.7 million for the nine months ended September 30, 1999 to $8.7 million for the nine months ended September 30, 2000. Product revenues increased 18% from $5.6 million for the nine months ended September 30, 1999 to $6.6 million for the nine months ended September 30, 2000. The increase in product revenue was primarily attributable to revenues generated from our electronic Catalog Suite Product Line ("eCS") which was first introduced in September of 1999 with limited sales in the nine months ended September 30, 1999. Consulting and training revenues decreased 24% from $1.2 million for the nine months ended September 30, 1999 to $916,000 for the nine months ended September 30, 2000. The decrease in consulting and training revenues was primarily due to one significant customer in the nine months ended September 30, 1999 not repeated in the nine months ended September 30, 2000. Support and maintenance revenues increased 33% from $935,000 for the nine months ended September 30, 1999 to $1.2 million for the nine months ended September 30, 2000. The increase in support and maintenance revenues was primarily due to in overall increase in support and maintenance customers.

Cost of product revenues increased 54% from $170,000 in the nine months ended September 30, 1999 to $262,000 in the nine months ended September 30, 2000. This increase was primarily attributable to increased license fees. Cost of consulting and training revenues decreased 1% from $799,000 in the nine months ended September 30, 1999 to $789,000 in the nine months ended September 30, 2000. The gross margin for consulting and training decreased to 14% in the nine months ended September 30, 2000 from 34% in the nine months ended September 30, 1999 primarily as a result of the decrease in consulting revenues without a corresponding decrease in personnel and related compensation. Cost of support and maintenance revenues increased 18% from $768,000 in the nine months ended September 30, 1999 to $906,000 in the nine months ended September 30, 2000. The increase was primarily attributable to an increase in personnel and related compensation. The gross margin for support and maintenance increased to 27% in the nine months ended September 30, 2000 from 18% in the nine months ended September 30, 1999 primarily as a result of the increase in support and maintenance revenues.

Selling and marketing expenses increased 75% from $5.3 million in the nine months ended September 30, 1999 to $9.3 million in the nine months ended September 30, 2000. Selling expenses increased primarily as a result of an increase in sales personnel and related compensation. Marketing expenses increased primarily as a result of increased spending on trade shows and public relations, as well as an increase in personnel and related compensation.

Research and development expenses increased 45% from $2.4 million in the nine months ended September 30, 1999 to $3.4 million in the nine months ended September 30, 2000. This increase was primarily attributable to an increase in personnel and related compensation, as well as outsourcing of certain research and development efforts.

General and administrative expenses increased 94% from $1.3 million in the nine months ended September 30, 1999 to $2.6 million in the nine months ended September 30, 2000. This increase was primarily attributable to costs associated with being a publicly traded company, including the costs of the shareholders' meeting and investor relations activities, which did not occur in the comparable prior nine months. The increase was also attributable to an increase in personnel and related compensation.

Other, net increased to income of $1.9 million in the nine months ended September 30, 2000, from expense of $835,000 in the nine months ended September 30, 1999. The increase was primarily attributable to interest income earned on higher cash and cash equivalent and short-term investment balances in the nine months ended September 30, 2000 as a result of the proceeds from the Company's initial public offering in November 1999. In addition, the Company incurred a one-time interest expense charge of $809,000 in the quarter ended September 30, 1999 for the conversion of debt to common stock.

Income tax expense increased to $46,000 in the nine months ended September 30, 2000, from income of $8,000 in the nine months ended September 30, 1999. The income tax amount in the nine months ended September 30, 2000 represents foreign withholding taxes accrued on sales made during the nine months.

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

As of September 30, 2000, we had $18.7 million in cash and cash equivalents, $15.6 million in short-term investments and $35.3 million in working capital. As of December 31, 1999, we had $35.0 million in cash and cash equivalents, $9.3 million in short-term investments and $42.6 million in working capital. The decrease in working capital was primarily due to operating activities.

Net cash used in operating activities was $8.9 million for the nine months ended September 30, 2000 and $3.9 million for the nine months ended September 30, 1999. Net cash used in operating activities for the nine months ended September 30, 2000 reflects the net losses, the changes in other current assets and the amortization of investment discounts for the period. In June 2000, we entered into an unsecured note agreement loaning 2.5 million euros (approximately $2,200,000 based on the U.S. Dollar/euro exchange rate at September 30, 2000) to a services provider. The loan bears interest at 11% per year and is due on December 31, 2000. Net cash used in operating activities for the nine months ended September 30, 1999 primarily reflects the net losses for the period.

Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2000 and $318,000, for the nine months ended September 30, 1999. Investing activities reflect proceeds from the sale and maturity of short-term investments, as well as purchases of short-term investments and purchases of property, furniture and equipment in each period. Short-term investments are securities with an original maturity of greater than three months and less than a year. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

Net cash provided by financing activities was $50,000 for the nine months ended September 30, 2000 and $4.1 million for the nine months ended September 30, 1999. Our financing activities for the nine months ended September 30, 2000 provided cash primarily through the issuance of common stock and used cash primarily to repay debt in the form of loans and capital leases. Our financing activities for the nine months ended September 30, 1999 provided cash primarily through proceeds from a convertible note.

In January 1999, we entered into a $3.9 million convertible note agreement with Technologie Beteiligungsgesellschaft mbH, or TBG. Under this agreement, TBG purchased a convertible note in the aggregate principal amount of $3.9 million maturing on December 31, 2003, and bearing interest at 6% per year. In September 1999, we entered into an amendment to the convertible note agreement with TBG, which converted the entire outstanding principal balance of the note, excluding accrued interest, into 275,106 shares of our common stock effective as of September 30, 1999. As a result of this amendment, we recognized a non-recurring charge in the quarter ended September 30, 1999 of approximately $809,000.

In 1997, our subsidiary, POET Software GmbH, entered into a loan agreement with IKB Deutsche Industriebank in the amount of DM 1.5 million (approximately $773,000 based on the U.S. Dollar/Deutsche Mark exchange rate at December 31,
1999) bearing interest at 7% per year with principal payments due quarterly of DM 125,000 commencing on September 15, 1999 and ending on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at September 30, 2000 was DM 750,000 (approximately $338,000 based on the U.S. Dollar/Deutsche Mark exchange rate at September 30, 2000). We have guaranteed the payment of principal and interest under this loan.

We expect to experience significant growth in our operating expenses, particularly as we increase our selling and marketing activities, increase research and development and professional services spending, and enhance our operational and financial systems for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines and to payoff credit lines.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and cash equivalents and short term investments, which consists primarily of investments in commercial paper and money market accounts, and reported at an aggregate fair market value of $34.3 million as of September 30, 2000. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at September 30, 2000, for example, the fair value of the portfolio would not decline by a material amount.

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

Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the inter-company balance with our German subsidiary and with an outstanding loan to a services provider. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars, Deutsche Marks or the euro. Transaction gains or losses have not been significant in the past and there is no hedging activity on the Deutsche Mark, the euro or other currencies. Based on the inter-company balance of $799,000 and the third-party loan receivable balance of $2,501,000 at September 30, 2000, a hypothetical 10% adverse change in the Deutsche Mark or euro against U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such inter-company balances, third-party loan receivable balances or of other account balances denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 17, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Dirk Bartels (with 5,340,127 affirmative votes, and 140,250 votes withheld), Gert Koehler (with 5,480,127 affirmative votes, and 0 votes withheld), and Jerome Leceour (with 5,480,127 affirmative votes, and 0 votes withheld).

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

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits

        EXHIBIT NUMBER   DESCRIPTION
        --------------   -----------
        27.1          Financial Data Schedule

  b)    Reports on Form 8-K


        (1) Current report on Form 8-K filed on July 27, 2000 in regards to the announcement of the preliminary financial results for the quarter ended June 30, 2000.
        (2) Current report on Form 8-K filed on July 7, 2000 in regards to the announcement of the preliminary financial results for the quarter ended June 30, 2000.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2000.

                                       POET Holdings, Inc.
                                       (Registrant)

                                       By: /s/  DIRK BARTELS
                                          --------------------------------------
                                           Dirk Bartels
                                           President,
                                           Chief Executive Officer and Director

                                  EXHIBIT INDEX

   EXHIBIT NO.                DESCRIPTION
   -----------                -----------
    27.1          Financial Data Schedule