Form 10-K
period 2000-12-31
POET HOLDINGS INC
filed 2001-04-02
CIK 1028425

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                       COMMISSION FILE NUMBER: 333-87267
                            ------------------------

                              POET HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3221778
        (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

                            ------------------------

                            999 BAKER WAY, SUITE 200
                          SAN MATEO, CALIFORNIA 94404
                                 (650) 577-2500
 (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES AND
                     TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $59,617,000 as of March 1, 2001, based upon the closing price on the Neuer Markt of the Frankfurt Stock Exchange reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     The number of shares outstanding of the Registrant's Common Stock on December 31, 2000 was 10,818,867 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              POET HOLDINGS, INC.

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II

Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Consolidated Financial Data........................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   31
Item 8.   Financial Statements and Supplementary Data.................   32
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   49

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   50
Item 11.  Executive Compensation......................................   51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   52
SIGNATURES............................................................   54

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

OVERVIEW

     We are a provider of innovative software infrastructure and solutions that allow organizations to efficiently share, manage and manipulate complex data and facilitate effective business-to-business processes and information exchange over the Internet. Our object database management system utilizes and supports complex, multidimensional data models, or frameworks within a database for the organization of information elements and their interrelationships, and standard Internet programming languages. Our database system allows software vendors and original equipment manufacturers, or manufacturers who develop and produce products incorporating another company's product, to build efficient, high performance applications that are fully integrated, easy to use and cost efficient. Our Internet solutions provide our customers with the ability to efficiently create, manage, manipulate and electronically distribute and exchange complex business information such as product catalogs, customer pricing and other related information. Our solutions leverage the Internet as a new means to increase customer relationships, accelerate business processes and reduce costs. Our open systems approach, which works with a variety of tools, hardware, software and networks, allows our customers to rapidly develop applications using our database products and customize our Internet solutions for work with a variety of standard application environments and third-party tools without having to make any significant adjustments to their existing internal information technology systems. It is our objective to make complex applications simple and affordable for a large group of organizations by providing sophisticated, easy to use and powerful software products that leverage the Internet.

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

     XML additionally provides the ability to capture the meaning of document content in a format that can be processed by computers. In this format, documents can be easily composed of smaller XML objects, queried for specific content, manipulated more intelligently and exchanged with other applications. XML thus enables a new group of applications that are based on sophisticated content manipulations and exchange, such as the automation of business processes. XML has received widespread support in the information technology industry since inception. Organizations such as Microsoft Corporation, Sun Microsystems, Inc., IBM, Netscape Communications Corporation, Lotus Development Corporation, Adobe Systems Incorporated, ArborText, Inc., Ariba, Inc., DataChannel, Inc., CommerceOne, Inc., Inso Corporation, Hewlett-Packard Company, the National Center for Supercomputing Applications, SAP AG, Software AG, Baan Company N.V., Vignette Corporation and Fuji Xerox, Ltd. are endorsing the XML standard for e-commerce applications. The International Data Corporation, in a report dated May 1998, identified XML as "the heir apparent to HTML" and as a "technology that will fuel the development of a new generation of Internet applications."

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

THE POET SOLUTION

     We are a provider of innovative data management software that enables organizations to efficiently manage and share complex information. Our database management system, the Poet Object Server Suite, together with its database development and administration tools, provides a powerful object data management solution to be integrated in Internet and other software applications and an efficient, high-performance database system with an overall low cost of ownership. We have developed a suite of Internet applications, dubbed Poet eSupplierSolutions (formerly named Poet eCatalog Suite), which allows suppliers of goods and services to exchange product information such as catalogs with business partners over the Internet without having to make significant adjustments to their existing internal technology systems. These applications address the specific requirements of our customers who wish to engage in e-commerce using the XML standard. Our products thus provide unique business critical solutions for companies looking to utilize XML and the Internet for e-commerce initiatives. These applications utilize our object database management system but can also be deployed with a relational database system, most notably the Oracle database.

     We are one of the few software companies that provide both a database that supports XML and applications for storing, manipulating and managing business documents and related processes. Our customers may benefit greatly from the synergies resulting from the combination of our proven object-oriented database management system and these innovative e-commerce applications.

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

     Leverage Database Technology for New Internet Applications. With the development of the Poet eSupplierSolutions product suite we have extended our core competency of object database technology into software applications to facilitate business-to-business exchange of documents and related processes. With the advent of data exchange standards such as XML, we anticipate additional demand for these applications that will foster revenue growth. We intend to further develop these applications to provide complete solutions including further enhanced features and functions.

     Expand Sales and Distribution. We intend to expand our global sales capabilities by increasing the size of our direct sales force and by expanding the number of systems integrators, software vendors, value added resellers and original equipment manufacturers that form our indirect sales channel. We also plan to extend our sales force in Europe beyond the German-speaking countries and most recently the United Kingdom, where we have focused our marketing efforts to date.

     Foster Strategic Relationships. We have entered into strategic relationships with software developers, original equipment manufacturers and marketing partners in order to accelerate the development and acceptance of our products. We intend to continue our strategy of partnering with software vendors who offer complementary products and functions and incorporating those products and functions into our products. We are fostering existing and new relationships, similar to our licensing arrangement with Verity, Inc., for a text search engine, and Simba Technologies Inc. for the creation of an Open Database Connectivity driver for the Poet Object Server Suite. In addition, we intend to enter into joint marketing partnerships with vendors of complimentary products, such as our existing partnerships with Ariba, Inc. and Commerce One, Inc., both developers of complimentary business to business eCommerce software applications.

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

PRODUCTS

     The core of our product offerings is the object-oriented database management system, Poet the Poet Object Server Suite. From this product base, we are leveraging our core competency in the area of object-oriented database systems by developing and marketing powerful business-to-business e-commerce Internet applications based on the Poet Object Server Suite technology. Our Poet eSupplierSolutions Suite provides a tool for businesses to efficiently manage and exchange electronic catalogs of supplies over the Internet for electronic purchasing systems such as the Ariba Operating Resource Management System.

  The Poet Object Server Suite

     The Poet Object Server Suite allows software developers to build standard applications that require low to zero maintenance and administration. The products support powerful programming of complex multidimensional data models, such as those common among Internet applications, without the performance and programming difficulties often experienced with relational databases. Since its introduction in 1991 by a predecessor entity, the Poet Object Server Suite has been used by our customers to build high-performance applications in a variety of challenging programming environments where relational databases have been unable to provide adequate functionality. Our customers use the Poet Object Server Suite as an integrated data management engine for a wide variety of products, systems and applications, including commercial Web sites, telecommunications equipment, production process control, financial information systems, customer information systems, electronic product documentation to mobile computing applications and XML-based, Internet business applications. For more information regarding the predecessor entities to our subsidiaries, see "Statutory Information."

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

     Low Cost of Ownership. Because the Poet Object Server Suite needs virtually no administration and maintenance after being installed, the products are well suited for applications requiring a database that is integrated into the application and invisible to the end-user. Due to these features, the Poet Object Server Suite may be used in environments with minimal or no administration, such as applications for mobile computers, telecommunications equipment, medical devices and large volume end-user software applications. In addition, because the low to zero administration feature reduces costs significantly, customers using the Poet Object Server Suite can build applications for end-user markets in which the ongoing costs of a database administrator would be prohibitive.

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

  The Poet eSupplierSolutions Suite (formerly called Poet eCatalog Suite)

     Our Poet eSupplierSolutions Suite is composed of applications that provide a comprehensive electronic catalog system that enables companies of all sizes to seamlessly conduct business-to-business e-commerce. These applications provide a turnkey solution to create electronic catalogs from existing internal information systems and databases and manage the processes to automate customization and distribution of these catalogs. Traditionally, catalog information has been distributed by paper, phone or email with infrequent updates, often outdated information and no customization for particular customers. We believe that the Poet eSupplierSolutions Suite has the potential to foster stronger, longer lasting business relationships and, when established, will lead to significantly higher efficiencies and eventually to greater volumes of business.

     The Poet eSupplierSolutions Suite provides users with the following benefits:

     Enables Suppliers to Use the Internet More Efficiently for Business-to-Business E-Commerce. Suppliers typically use traditional electronic data interchange, or EDI, solutions or conventional paper, fax and telephone to provide catalog information to their business customers. EDI is often used over costly private networks primarily by large companies with significant information technology resources. In contrast, our applications use the Internet as the transport medium and XML as a uniform exchange protocol to provide cost-effective and ubiquitous communication with a wide range of customers.

     Protection of Investment in Existing Information Systems. Many suppliers currently operate internal information systems that contain at least portions of relevant catalog data. However, this data is often stored in proprietary formats inappropriate for electronic distribution, and it would be difficult and expensive to change the existing internal information systems to reformat this data into uniform formats for useful e-commerce. The Poet eSupplierSolutions Suite complements existing internal information systems by extracting product and service information from the existing system and by transforming the information into a standard XML format for a generic master catalog. The master catalog can then be extended with our tools by adding information such as comprehensive descriptions and pictures.

     Automatically Creates Customized Catalogs. The Poet eSupplierSolutions Suite provides an intuitive, user-friendly interface for creating and managing customer catalogs. The applications are capable of mass customization, which allows the creation of customer profiles that are used to maintain information specific to each business customer, such as special pricing, selection of products and required data formats. The customer profiles are used to generate customized catalogs. The catalogs are then transmitted to the business customer and automatically interact with customer's own purchasing software via the Internet. Administration of the data exchange is automatic, resulting in a scalable solution that can easily serve hundreds of customer organizations.

     Provides a Platform for Integration with Purchasing Systems. We expect that many different and competing XML dialects for catalog data exchange will evolve. The Poet eSupplierSolutions Suite provides a flexible platform architecture that can easily be extended with additional delivery formats. Today, the Poet applications support a range of catalog exchange formats, such as cXML and the Catalog Information Format, or CIF, xCBL, CUP and BMEcat. cXML and CIF support the compatibility with the Ariba Operating Resource Management System electronic purchasing system. Ariba, Inc. is a leading provider of electronic purchasing systems for the purchasers of goods. Ariba's Operating Resource Management System is an e-commerce application that automates the purchasing of maintenance, repair and operating supplies. XCBL and CUP are the exchange formats to connect electronic catalogs to the e-business applications from Commerce One, Inc., a leading provider of electronic marketplace software. BMEcat is a standardized catalog exchange format defined by Germany's Bundesanstalt fuer Materialwirtschaft (BME). This format is widely used in the German marketplace. We plan to develop future versions of the Poet eSupplierSolutions Suite with additional functionalities that will make it compatible with other leading electronic purchasing systems.

     Reduces Costs for Catalog Management. Internal information systems are not designed to provide outbound and customized electronic catalog management. The conventional distribution of this information via paper, fax or telephone is slow and expensive, quickly becomes outdated and cannot be customized. The costs for a proprietary electronic data interchange solution are prohibitive for most suppliers. Our applications can reduce costs by automating significant portions of the catalog management process by accelerating the speed of business processes without requiring additional expensive personnel for administration and maintenance. In addition, the Poet eSupplierSolutions Suite has the potential to help establish strong business relationships with customers by linking the companies electronically, which may increase business volume.

     We began shipping Version 1.0 of the Poet eCatalog Suite in September 1999. As of December 31, 2000, we are shipping version 4.1 of our eSupplierSolutions software applications.

SERVICES

     We believe that providing high-quality services is critical to ensuring customer success and satisfaction. Accordingly, we supplement all of our product offerings with technical support and consulting services. We offer several levels of support including software updates, telephone technical support, the service of dedicated support engineers, training and customer specific workshops. Our Consulting Group provides fee-based consulting services designed to allow the seamless integration of our products into the software systems of our customers. In addition, our Consulting Group undertakes custom development projects for customers by which we add additional and customized features and functionality to our product base. The Support & Maintenance Group provides support for a software product once it has been approved by our quality control department and has been made commercially available.

     We support customers on a continuous basis through the provision of product information and software patches over our support Website. In addition, customers may seek offline support from us via e-mail and facsimile.

CUSTOMERS

     We have licensed versions of our products to over 1,000 customers worldwide. In 1999, Novell, Inc. accounted for 16% of our revenues and more than 24% of our revenues in both 1998 and 1997. However, we fulfilled our contractual obligations with Novell in the third quarter of 1999, and since such date, we have not derived any revenue from sales to Novell. Our customers represent a broad spectrum of enterprises within diverse sectors, including technology, telecommunications, publishing, defense, transportation, banking and finance.

     The following is a representative list of customers from our customer base who have purchased licenses and/or services from us.

     Financial Services and Insurance

     Audatex Holdings Ltd
     Bankgesellschaft Berlin AG
     Bausparkasse Schwabisch Hall AG
     DataCard Corporation
     Dresdner Bank
     Techniker Krankenkasse
     HSBC Trinkaus & Burkhardt KGaA

     Software, Technology and Internet

     ADDISON Software und Service GmbH
     BuildNET, Inc.
     CompuServe Incorporated

     Cyra Technologies, Inc.
     Digital Zone International A/S
     Evolve Software, Inc.
     The ForeFront Group, Inc.
     Ganymede Software Inc.
     GSD Software und Datentechnik mbH
     IDS Scheer AG
     IntelliCorp, Inc.
     ipro Consulting GmbH
     Lernout & Hauspie Speech Products N.V.
     On Center Software, Inc.
     Pixelpark GmbH
     Philips GmbH
     Pythia Communication & Computer GmbH
     Riverton Software
     Tool, S.A.
     TurboMed EDV GmbH

     Publishing/Technical Documentation

     Deutsches Institut fur Medizinische Dokumentation und Information GiL Group Information Logistics GmbH juris GmbH
     Lockheed Martin Corporation
     Mannesmann Datenverarbeitung GmbH
     Marcel Dekker
     Minolta GmbH
     PPS GmbH
     Sema Group GmbH
     WEKA Baufachverlage GmbH

     Telecommunications Equipment and Embedded Systems

     AM Communications, Inc.
     Avaya
     Beckman Coulter, Inc.
     Bosch Telecom GmbH
     Echelon Corporation
     Ericsson, Inc.
     Lucent Technologies Network Systems GmbH
     Lucent Technologies, Inc.
     Metrohm AG
     Nortel Networks
     The Perkin-Elmer Corporation
     Rohde & Schwarz International GmbH
     Siemens AG
     U S West, Inc.
     Wandel & Golterman, Inc.

     Other

     National Board of Medical Examiners
     ARINC Incorporated

SELLING AND MARKETING

     We market our products primarily through our direct sales force and indirect sales channels. As of December 31, 2000, our direct sales force consisted of 74 sales representatives and sales support personnel, 31 of whom are based in the U.S. and 43 of whom are based in Europe. We have developed profiles of target customers for each product. Potential customers in each of our sales regions are matched against such profiles and ranked by priority. We use a variety of marketing programs to build market awareness of our company, our Poet brand name, our products and our services. Our activities include market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements of senior management and Website marketing. Our marketing organization also produces marketing materials in support of sales to potential customers including brochures, white papers, presentations and demonstrations.

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

     The Poet eSupplierSolutions Suite is targeted at small, medium-sized and large supplier organizations, operators of electronic marketplaces, application service providers as well as purchasing departments of Fortune 1000 companies. We intend to sell our Poet eSupplierSolutions Suite directly and via partners.

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development through both internal development and, to a lesser extent, technology acquisition. Although we plan to continue to evaluate externally developed technology for integration into our products, we expect that the majority of enhancements to existing as well as new products will be developed by our internal research and development department.

     The strategic importance which we place on our research and development is reflected by the size of our Research and Development Group which, as of December 31, 2000, comprised 46 of our 167 total employees. Most of our employees in the Research and Development Group have university degrees in either information technology or mathematics. Our Research and Development Group is based entirely in Hamburg, Germany, where the cost of attracting and retaining highly qualified research and development staff is considerably lower than in the United States.

     Our research and development expenditures, including purchased software, for fiscal 2000, 1999 and 1998 were approximately $4.4 million, $3.2 million and $2.6 million, respectively. We expect that we will continue to commit significant resources to research and development in the future, especially for the development of Internet-related applications. All research and development expenses have been expensed as incurred.

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

     - Other software vendors that address similar customer needs and that may have a larger market share or greater name recognition and resources than us, including vendors of object-oriented database management systems, such as eXcelon, Inc. (formerly Object Design Inc.), Versant Corporation, and Objectivity, Inc.;

     - Other content management companies, such as Vignette Corporation, Inso Corporation, Documentum, Inc., Requisite Technology, Inc., SAQQARA Systems, Inc., Broadvision, Inc. and Webmethods, Inc.; and

     - Potentially, vendors of relational database systems, such as Oracle Corporation, Microsoft Corporation, Sybase, Inc., Pervasive Software, Inc., Progress Software Corporation, IBM, and Informix Corporation.

     We believe that our competitive advantages over each of these principal sources of competition are as follows:

     - We provide faster time to market and lower cost with our ready solutions due to the expense and time required to independently develop object-oriented storage solutions;

     - Our products are easily integrated into other software;

     - Our product architecture provides for optimal performance and scalability;

     - We offer discrete solutions for catalog content and management as opposed to competing products that may be offered as part of larger, more expensive products with multiple purposes; and

     - Our object-oriented databases eliminate extra coding and maintenance required by relational databases offered by other vendors.

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

     We presently own the U.S. trademark "POET" and the U.S. trademark application for "FastObject." Our German subsidiary, Poet Software GmbH, owns the trademark "POET" in Germany, Austria, Netherlands, Luxembourg, Belgium, France, Spain, Italy, Yugoslavia, Switzerland and China. We currently own no patents and have no patent applications. We are not dependent on any material licenses from third parties. We license our software to customers under license agreements that impose restrictions on the licensee's ability to utilize our software. However, these legal protections afford only limited protection for our technology.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. We license the Simba SQL Engine for Open Database Connectivity from Simba Technologies, Inc. as an open database connectivity engine, Topic Developer Toolkit from Verity, Inc., a text search engine, which is an optional function of the Poet Object Server Suite. If we cannot maintain these third-party software licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products.

     We have entered into a two-year strategic agreement with Ariba with regard to our Poet eSupplierSolutions Suite. Upon a change of control of our company or Ariba, one or more of our rights under this agreement may be limited or otherwise adversely affected.

EMPLOYEES

     We consider our qualified and highly motivated employees a key factor in our success. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical management personnel for whom competition is intense. Approximately half of our employees hold a university degree. As of December 31, 2000, the Company had a total of 167 employees, 71% of whom are based in Europe.

     From time to time, we also employ independent contractors to support our professional services, research and development, and sales and marketing organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

     Our headquarters, as well as the headquarters of our subsidiary Poet Software Corporation, are currently located in a leased facility in San Mateo, California, consisting of approximately 12,118 square feet under a four-year lease, which expires in April 2004. We have also leased offices in Hamburg, Germany; Frankfurt, Germany; Munich, Germany; London, England; San Diego, California; New York City, New York; Clearwater, Florida; and Chicago, Illinois. We own no real estate.

ITEM 3. LEGAL PROCEEDINGS

     We currently do not have any ongoing legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Poet's common stock has been quoted on the Neuer Markt of the Frankfurt Stock Exchange under the symbol "POXA" since our initial public offering on November 17, 1999. Prior to this time, there was no public market for our stock. See "Selected Consolidated Financial Data" in "Item 6. -- Selected Financial Data" for the high and low closing sales prices per share of our common stock as reported on the Neuer Markt for the periods indicated.

     We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. At March 1, 2001, there were approximately 107 stockholders of record of our common stock.

THE GERMAN EQUITY MARKET

GERMAN SECURITIES LAWS

     As a United States company offering securities on a German stock exchange, we are subject to various laws and regulations in both jurisdictions. Some of these laws and regulations, in turn, can affect the ability of holders of our securities to transfer or sell our securities.

     At present, Germany does not restrict the export or import of capital, except for investments in Iraq and Libya in accordance with applicable resolutions adopted by the United Nations and the European Union. However, for statistical purposes only, every individual or corporation residing in Germany must report to the German Central Bank, subject only to immaterial exceptions, any payment received from or made to an individual or a corporation not a resident of Germany if such payment exceeds DM 5,000 (2,550 euro or the equivalent in a foreign currency). In addition, residents of Germany must report any claims against or any liabilities payable to non-residents if such claims or liabilities, in the aggregate, exceed DM 3.0 million (1.53 million euro, or the equivalent in a foreign currency) during any one month. Residents must also report any direct investment outside Germany if such investment exceeds DM 100,000 (51,000 euro, or the equivalent in a foreign currency).

     There are no limitations on the right of non-resident owners to hold or vote the shares imposed by German law or our certificate of incorporation or bylaws.

THE FRANKFURT STOCK EXCHANGE AND THE NEUER MARKT

     The Frankfurt Stock Exchange is the most significant of the eight German stock exchanges and accounts for more than 75% of the turnover in traded shares in Germany. The aggregate annual turnover of the Frankfurt Stock Exchange in 1998 of approximately DM 8,338 billion, based on the Frankfurt Stock Exchange's practice of separately recording the sale and purchase components involved in any trade, for both equity and debt instruments, made it the fourth largest stock exchange in the world behind the New York Stock Exchange, London and Tokyo in terms of turnover.

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

TRADING ON THE NEUER MARKT

     Trading of shares listed on the Neuer Markt takes place on the floor of the stock exchange, but is computer-aided. Shares listed on the Neuer Markt can also be traded on a computer-aided system called Xetra. Trading takes place on every business day between 9:00 a.m. and 8:00 p.m., Frankfurt time. Trading within the Xetra system is done by banks and securities dealers who have been admitted to trading on at least one of Germany's stock exchanges. Xetra is integrated into the Frankfurt Stock Exchange and is subject to its rules and regulations.

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

GERMAN TAX MATTERS

     The following is a summary of certain tax matters arising under German tax law in force of which we are aware at the date of this Annual Report. The summary does not purport to be a comprehensive description of all of the tax considerations that may be relevant as to the decision to acquire shares of common stock. The summary is based on the tax laws of Germany in effect on the date of this Annual Report, which may be subject to changes, possibly with retroactive effect. The summary does not address aspects of German taxation other than taxation of dividends, capital gains taxation and gift and inheritance taxation, and does not address all aspects of such German taxation. The summary does not consider any specific facts or circumstances that may apply to a particular purchaser. The summary assumes that the stockholder is subject to unlimited German income taxation and is referred to as a German holder. Prospective investors should consult their professional advisors as to the tax consequences of the acquisition, holding and disposal of the shares of common stock, including in particular, the effect of tax laws of any other jurisdiction.

INCOME TAXATION OF DIVIDENDS

     Any dividends distributed to German holders are, in principle, fully subject to German income tax including a solidarity surcharge and possibly church tax. An individual German holder will be entitled to a deduction of income-related expenses to be proved to the tax authorities or alternatively to a fixed allowance of DM 100 per calendar year, and a tax exemption known as a savers exemption of DM 6,000 per calendar year in relation to his or her total income from capital investments including dividends. This savers exemption is reduced to DM 3,000 per calendar year effective January 1, 2000.

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

     A German corporation having beneficial title to at least 10% of the shares in a U.S. corporation is entitled to a reduction or refund of U.S. tax in excess of 5%, and all other German holders are entitled to a refund or reduction of U.S. tax in excess of 15% if the treaty applies. If the shares are held by German holders through a partnership, the dividends, including the withholding tax credit are allocated to the partners according to their interest in the partnership.

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

     Capital gains resulting from the disposal of shares of common stock by a stockholder who is not tax resident in Germany is not subject to German capital gains tax unless the shares of common stock are part of the business property of a permanent establishment or a fixed place of business of the stockholder located in Germany.

GIFT AND INHERITANCE TAXES

     Shares held by an individual resident in Germany are subject to German inheritance and gift tax upon transfer by reason of death or as a gift, based on the market value at the time of the death or donation, respectively. Transfers of shares of common stock held by a person who is not a tax resident in Germany are not subject to German inheritance and gift tax, unless:

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

TRADE TAX

     A holder who is not tax resident in Germany will not be subject to German trade tax with respect to the shares of common stock, unless the shares of common stock are part of the business property of a permanent establishment or a fixed place of business of the stockholder located in Germany. If a German resident taxpayer elects to deduct the foreign withholding taxes from his taxable income in Germany, such deduction would not be accepted for computing his taxable income for trade tax purposes.

     The trade tax on income is levied at rates varying from 13-20%. Trade tax qualifies for a deductible business expense for income tax purposes in Germany.

OTHER GERMAN TAXES

     There are no German transfer, stamp or other similar taxes of which we are aware which would apply to the sale or transfer of the shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Poet Holdings, Inc. and its subsidiaries included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------    -------    -------    -------    -------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues................................  $ 12,227    $10,614    $ 8,917    $ 7,717    $ 8,285
Cost of revenues........................     2,822      2,376      2,546      1,931      2,342
                                          --------    -------    -------    -------    -------
     Gross profit (loss)................     9,405      8,238      6,371      5,786      5,943
Operating expenses:
  Selling and marketing.................    13,092      7,591      5,922      7,163      4,935
  Research and development..............     4,448      3,221      2,612      2,906      1,555
  General and administrative............     3,631      1,825      1,428      1,581      1,324
  Amortization of deferred stock
     compensation.......................       444        626         47          0          0
                                          --------    -------    -------    -------    -------
          Total operating expenses......    21,615     13,263     10,009     11,650      7,814
                                          ========    =======    =======    =======    =======
Operating loss..........................   (12,210)    (5,025)    (3,638)    (5,864)    (1,871)
Other, net..............................     2,375       (539)      (352)       (19)      (278)
                                          --------    -------    -------    -------    -------
Net loss................................  $ (9,835)   $(5,564)   $(3,990)   $(5,883)   $(2,149)
                                          ========    =======    =======    =======    =======
Basic and diluted net loss per share....  $  (0.92)   $ (2.64)   $ (2.65)   $ (4.17)   $ (1.57)
                                          ========    =======    =======    =======    =======

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                          2000       1999        1998        1997       1996
                                         -------    -------    --------    --------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..........................  $29,168    $44,350    $  4,776    $  1,525    $ 7,226
Working capital........................   28,927     42,585       2,809         456      5,708
Total assets...........................   38,907     47,600       7,533       4,000      8,902
Long-term portion of debt and capital
  lease obligations....................       95        326       2,906       2,846      2,262
Redeemable convertible preferred
  stock................................        0          0      15,996       9,925      9,925
Total stockholders' equity (deficit)...  $34,382    $43,064    $(15,302)   $(11,218)   $(5,661)

     Stock prices (in euros -- close values as traded on the Neuer Markt):

               FISCAL 2000                   HIGH      LOW      FISCAL 1999      HIGH      LOW
               -----------                  ------    -----    --------------    -----    -----
First Quarter.............................  200.00    25.30    n/a                 n/a      n/a
Second Quarter............................  117.80     39.5    n/a                 n/a      n/a
Third Quarter.............................   37.00    11.61    n/a                 n/a      n/a
Fourth Quarter............................   21.00    10.50    Fourth Quarter    26.48    12.15

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     From commencement of our operations in March 1995 through December 2000, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of December 31, 2000, we had an accumulated deficit of $31.9 million, and for the year ended December 31, 2000, our net loss was $9.8 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability.

     We derive our revenue from the sale of software product licenses and services revenue from professional consulting, training and technical support and maintenance. The software product license revenue is currently substantially derived from the sales of our Poet Object Server Suite product line, and to a lesser extent, revenues generated from our Poet electronic Catalog Suite product line. Product revenue generated from our Poet Object Server Suite Suite product line was $6.3 million and $6.8 million for years ended December 31, 2000 and December 31, 1999, respectively. Product revenue generated from our Poet eCatalog Suite product line was $2.1 million and $96,000 for years ended December 31, 2000 and December 31, 1999, respectively. Revenue generated from our Poet Content Management Suite product line was $658,000 and $939,000 in the years ended December 31, 2000 and December 31, 1999, respectively.

     Substantially all of our customers enter into maintenance and support agreements upon the commercial release of the customer's application that includes licensed Poet products. Since 1996, we have had an average renewal rate of maintenance and support contracts of approximately 58%.

     Over the past several years, we have been dependent on a few key customers. In 1999 and 1998 approximately 16% and 27%, respectively, of our revenues were derived from Novell. Since March 1998, the revenues generated from Novell have been due to the pro-rated amortization of deferred revenues. As of

December 31, 1999, all deferred revenues related to Novell were recognized as planned. In 2000, there were no revenues attributable to Novell. Novell is a stockholder of our company. Although we are seeking to diversify our customer base and expand our net revenues through our product offerings, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of customers.

     Amortization of deferred stock compensation represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of grant. We have recorded deferred compensation within stockholders' equity of approximately $1.5 million through December 31, 2000. We recorded amortization of deferred compensation of $444,000, $626,000 and $47,000 during 2000, 1999 and 1998, respectively. At
December 31, 2000, the remaining deferred compensation will be amortized as follows: $227,000 during 2001, $106,000 during 2002 and $20,000 during 2003. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

TOTAL REVENUES

     Total revenues increased 15.2% to $12.2 million in the year ended December 31, 2000, from $10.6 million in the year ended December 31, 1999.

     Product revenue. Our product revenues were comprised primarily of sales of the Poet Object Server Suite (OSS), Poet eCatalog Suite (eCS) and Poet Content Management Suite (CMS) product lines. Product revenues increased 16.7% to $9.1 million, or 74.5% of total revenues, in the year ended December 31, 2000, from $7.8 million, or 73.6% of total revenues, in the year ended December 31, 1999. The increase in product revenues was primarily attributable to an additional $2.0 million of revenues from sales of eCS offset by a decrease of revenues generated by the OSS and CMS product lines. The decrease in revenues generated by the OSS product line was primarily attributable to the absence of amortized revenue from Novell. Novell accounted for $1.6 million in amortized OSS license revenue in fiscal year 1999 and none in 2000. The decrease in revenues generated by the CMS product line was primarily attributable to our decision to cease development and promotion of the product midway through fiscal year 2000. We subsequently sold the CMS product line in September 2000.

     Consulting and training revenues. Consulting and training revenues decreased 9.8% to $1.4 million, or 11.1% of total revenues, in the year ended December 31, 2000, from $1.5 million, or 14.2% of total revenues, in the year ended December 31, 1999. The decrease in consulting and training revenues was primarily attributable to significant consulting engagements in fiscal year 1999 not repeated in fiscal year 2000.

     Support and maintenance revenues. Support and maintenance revenues increased 35.3% to $1.8 million, or 14.4% of total revenues, in the year ended December 31, 2000, from $1.3 million, or 12.2% of total revenues, in the year ended December 31, 1999. The increase is primarily attributable to an increase in the overall number of support and maintenance customers.

COST OF REVENUES

     Cost of product revenue. Cost of software product revenues increased 14.9% to $339,000 in the year ended December 31, 2000 from $295,000 in the year ended December 31, 1999. As a percentage of product revenues, cost of product revenues decreased to 3.7% in the year ended December 31, 2000, from 3.8% in the year ended December 31, 1999. The increase is primarily attributable to increased third-party license fees.

     Cost of consulting and training revenues. Cost of consulting and training revenues increased 13.6% to $1.2 million for the year ended December 31, 2000, from $1.1 million for the year ended December 31, 1999. As a percentage of consulting and training revenues, cost of consulting and training revenues increased to 88.0% in the year ended December 31, 2000, from 69.9% in the year ended December 31, 1999, due to a greater utilization of outside consultants, who have a higher average cost than in-house consultants, during the fiscal year ended December 31, 2000 compared to the fiscal year ended December 31, 1999.

     Cost of support and maintenance revenues. Cost of support and maintenance revenues increased 25.2% to $1.3 million for the year ended December 31, 2000, from $1.0 million for the year ended December 31, 1999. As a percentage of support and maintenance revenues, cost of support and maintenance revenues decreased to 73.4% in the year ended December 31, 2000, from 79.3% in the year ended December 31, 1999. The decrease in cost of support and maintenance revenues as a percentage of support and maintenance revenues was primarily attributable to the increase in support and maintenance revenues.

GROSS PROFIT

     Gross profit increased 14.2% to $9.4 million in the year ended December 31, 2000, from $8.2 million in the year ended December 31, 1999. The increase in gross profit was primarily attributable to an increase in product revenues, which generate a higher profit margin than service revenues. Gross profit as a percent of total revenues remained relatively stable at 76.9% in the year ended December 31, 2000, from 77.6% in the year ended December 31, 1999.

OPERATING EXPENSES

     Selling and marketing. Selling and marketing expenses increased 72.5% to $13.1 million in the year ended December 31, 2000, from $7.6 million in the year ended December 31, 1999. Of this increase, $3.0 million was attributable to selling expenses and $2.5 million was attributable to marketing expenses. The increase in the selling related expenses was primarily attributable to an increase in sales personnel and related compensation. The increase in marketing expenses was primarily attributable to an increase in spending on marketing programs and an increase in marketing personnel and related compensation.

     Research and development. Research and development expenses increased 38.1% to $4.4 million in the year ended December 31, 2000, from $3.2 million in the year ended December 31, 1999. The increase in research and development expenses resulted primarily from increases in the number of research and development personnel due to new product development, including the Poet eCatalog Suite, and an increase in the number of outside consultants hired to perform research and development.

     General and administrative. General and administrative expenses increased 99.0% to $3.6 million in the year ended December 31, 2000, from $1.8 million in the year ended December 31, 1999. The increase was primarily attributable to an increase in bad debt expense, costs of being a public company and personnel and related compensation.

     Other, net. Other, net increased 540% to income of $2.4 million in the year ended December 31, 2000, from expense of $547,000 in the year ended December 31, 1999. The increase to income was primarily attributable to an increase in interest income as a result of higher average cash and cash equivalent balances in the fiscal year ended December 31, 2000 due to the receipt of proceeds from our initial public offering in November 1999, and an interest expense charge of $809,000 made in conjunction with the conversion of debt to common stock in the fiscal year ended December 31, 1999.

COMPARISON OF RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

TOTAL REVENUES

     Total revenues increased 19.0% to $10.6 million in the year ended December 31, 1999, from $8.9 million in the year ended December 31, 1998.

     Product revenue. Our product revenues were comprised primarily of sales of the Poet Object Server Suite, Poet Content Management Suite and Poet eCatalog Suite. Product revenues increased 37.8% to $7.8 million, or 73.6% of total revenues, in the year ended December 31, 1999, from $5.7 million, or 63.6% of total revenues, in the year ended December 31, 1998. The increase in product revenues was primarily attributable to an additional $1.2 million of revenues from sales of our Poet Object Server Suite and an additional $910,000 derived from sales of the Poet Content Management Suite and eCatalog Suite product lines.

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

COST OF REVENUES

     Cost of product revenue. Cost of software product revenues remained unchanged in the year ended December 31, 1999 as compared to the year ended December 31, 1998. As a percentage of product revenues, cost of product revenues decreased to 3.8% in the year ended December 31, 1999, from 5.2% in the year ended December 31, 1998.

     Cost of consulting and training revenues. Cost of consulting and training revenues decreased 11.1% to $1.1 million for the year ended December 31, 1999, from $1.2 million for the year ended December 31, 1998. As a percentage of consulting and training revenues, cost of consulting and training revenues increased to 69.9% in the year ended December 31, 1999, from 65.1% in the year ended December 31, 1998, due to a lower utilization of consulting personnel during the year ended December 31, 2000 primarily due to recently hired personnel who have not achieved full productivity levels.

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

INVESTMENTS

     During 2000 and the 1999, we made the following investments in the acquisition of fixed assets (comprised of property, furniture and equipment) and the acquisition of short-term and long-term investments, such as equity holdings or other investments. All of these acquisitions were largely financed through the sale of equity securities, bank loans and out of our cash flows. For 2001, we currently expect to make aggregate investments in fixed assets in the amount of approximately $1.3 million, which will be financed largely through working capital. Approximately 55% of these investments will be made in Europe and 45% in North America. We currently have no definite plans for the acquisition of financial assets.

                                                               2000     1999
                                                              ------    ----
                                                              (IN THOUSANDS)
Acquisition of fixed assets.................................  $1,300    $501
Acquisition of short-term and long-term investments (net)...   5,112       0
                                                              ------    ----
          Total.............................................  $6,412    $501
                                                              ======    ====

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have primarily financed our operations through private sales of redeemable convertible preferred stock and from our initial public offering, resulting in net proceeds of $16.4 million and $41.5 million, respectively. To a lesser extent, we have also financed our operations through a convertible note financing and lending arrangements in the aggregate amount of $6.3 million.

     As of December 31, 2000, we had $18.7 million in cash and equivalents, $10.4 million in short term investments, $4.0 million in long term investments and $28.9 million in working capital. As of December 31, 1999, we had $35.0 million in cash and equivalents, $9.3 million in short term investments and $42.6 million in working capital. The decrease in working capital was primarily due to operational expenditures.

     Net cash used in operating activities was $10.3 million in 2000, $3.9 million in 1999 and $2.6 million in 1998. Net cash used in operating activities in each period primarily reflects the net losses in each period.

     Net cash used in investing activities was $6.5 million in 2000, $9.8 million in 1999 and $199,000 in 1998. Investing activities reflect purchases of property, furniture and equipment in each period, as well as purchases of short-term and long-term investments. Short-term investments are securities with an original maturity of greater than three months and less than a year. Long-term investments are securities with an original maturity of greater than a year. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

     Net cash provided by financing activities was $455,000 in 2000, $43.9 million in 1999 and $6.2 million in 1998. Our financing activities in fiscal year 2000 provided cash primarily through the issuance of common stock upon exercise of stock options. Our financing activities in fiscal years 1999 and 1998 provided cash primarily through the issuance of common stock upon the completion of our initial public offering and through the issuance of redeemable convertible preferred stock, respectively.

     In June 2000, we entered into an unsecured note agreement loaning 2.5 million euros (approximately $2,356,000 based upon the U.S. dollar/euro exchange rate on December 31, 2000) to a services provider. The loan bears interest at 11% per annum and is due on December 31, 2000. In November 2000, the note agreement was amended calling for an immediate interest payment of 230,000 DM (approximately $111,000 based upon the U.S. dollar/German Deutsche Mark exchange rate on December 31, 2000) and for the payment of the principal in full by the end of December 2000. The note was paid in full in December 2000.

     In January 1999, we entered into a $3.9 million convertible note agreement with Technologie Beteiligungsgesellschaft (TBG). Under this agreement, TBG purchased a convertible note in the aggregate principal amount of $3.9 million maturing on December 31, 2003, and bearing interest at 6% per year. In September 1999, we entered into an amendment to the convertible note agreement with TBG which converted the entire outstanding principal balance of the note, excluding accrued interest, into 275,106 shares of our Series A common stock effective as of September 30, 1999. As a result of this amendment, we recognized a non-recurring charge in the quarter ended September 30, 1999 of approximately $809,000.

     In September 1998, we entered into a $1.0 million bridge financing note agreement bearing interest at 10% per year with European Technology Holding, El Dorado Ventures III, El Dorado Technology IV, El Dorado C&L Fund, Sigma Partners III, Sigma Associates III, Sigma Investors III, Innovacom, Atlas Venture Europe Fund and Lawrence Owen Brown, Trustee for the Lawrence Owen Brown Family Trust. The outstanding principal and accrued interest under this agreement was repaid through the issuance of preferred stock as of the exchange date in December 1998. In conjunction with the note agreement, we granted the stockholders warrants to purchase 49,710 shares of Series D redeemable convertible preferred stock.

     In 1997, our subsidiary Poet Software GmbH entered into a loan agreement with IKB Deutsche Industriebank in the amount of DM 1.5 million (approximately $723,000 based on the U.S. Dollar/Deutsche Mark exchange rate at December 31,
2000) bearing interest at 7% per year with principal payments due quarterly of DM 125,000 commencing on June 15, 1999 and ending on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at December 31, 2000 was DM 625,000 (approximately $301,000 based on the U.S. Dollar/Deutsche Mark exchange rate at December 31, 2000). We have guaranteed the payment of principal and interest under this loan.

     We also have non-cancelable operating leases for office space, and to a lesser extent, equipment and automobiles of approximately $ 4.0 million at December 31, 2000 that are payable through 2004.

     We expect to experience significant growth in our operating expenses, particularly as we increase our selling and marketing activities, increase research and development and professional services spending, and enhance our operational and financial systems for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines and payoffs of credit lines. Management is of the opinion that the Company's cash and cash equivalents and investments at December 31, 2000 are adequate to meet the liquidity needs of the Company for 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The implementation of SAB No. 101 in 2000 had no effect on the Company's financial statements.

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133," which delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for Poet's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. The

Company has completed its evaluation of the impact of reporting SFAS 133 and has concluded that its adoption as of January 1, 2001 will not have a material effect on its consolidated financial statements.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB No. 25." Interpretation No. 44 is effective July 1, 2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically: the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did have a material impact on our financial position or results of operations.

                                  RISK FACTORS

                         RISKS RELATED TO OUR BUSINESS

OUR FAILURE TO INCREASE OUR REVENUES WOULD PREVENT US FROM ACHIEVING AND MAINTAINING PROFITABILITY.

     We have incurred significant net losses since we commenced operations in 1995. We have not achieved profitability, and we expect to incur net losses for the foreseeable future. Although our revenues have generally grown or remained stable in recent quarters, we cannot be certain that we can sustain comparable growth rates or that we will achieve sufficient revenues for profitability. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. As of December 31, 2000, we had an accumulated deficit of $31.9 million. We expect to continue to incur significant product development, sales and marketing, and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

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

     We rely heavily upon our indirect sales channels, which consist of other businesses that implement our software into their products. These partners currently consist of original equipment manufacturers, system integrators, independent software vendors and other third-party resellers. For the years ended 2000 and 1999, approximately 65% and 85%, respectively, of our product revenues were derived through these indirect sales partners. In order to successfully market our products, we need to maintain relationships with our indirect sales partners as well as establish new relationships with similar parties. Our failure to maintain existing relationships or establish a sufficient number of new relationships with sufficiently qualified indirect sales partners would limit our distribution capabilities and, in turn, adversely affect our revenues, which would seriously harm our financial condition and results of operations.

WE DO NOT EXPECT TO DERIVE FURTHER REVENUE FROM A KEY CUSTOMER FROM WHICH WE PREVIOUSLY DERIVED A SIGNIFICANT PORTION OF OUR REVENUES, AND IF WE ARE UNABLE TO REPLACE THESE REVENUES OUR RESULTS OF OPERATIONS WILL BE HARMED.

     We derived a significant portion of our revenues in fiscal years 1996 through 1999 from one key customer, Novell, Inc. For the year ended 1999, we derived 16% of our revenues from Novell. For each of the years ended 1998, 1997 and 1996, we derived 24% or more of our revenues from Novell. We have completed our delivery, support and maintenance obligations to Novell, and we have not generated further revenue from Novell after September 1999. If we are unable to generate revenues at an equivalent level from other customers in the future, our revenues will decrease, which will harm our results of operations.

IF WE ARE UNABLE TO MAINTAIN AND DEVELOP STRATEGIC RELATIONSHIPS WITH VENDORS OF INTERNET-BASED PURCHASING SYSTEMS, OUR LICENSING REVENUES FROM THE POET ESUPPLIERSOLUTIONS SUITE WOULD BE HARMED.

     Our ability to maintain and develop strategic relationships with vendors of Internet-based purchasing systems, such as Ariba, Inc., is fundamental to the success of our Poet eSupplierSolutions Suite. Ariba is a leading provider of electronic purchasing systems for Internet-based purchases of goods. To date, our strategic business relationship with Ariba is our most significant agreement of this kind, and the success of the Poet eSupplierSolutions Suite in its current version is highly dependent upon the market acceptance of the Ariba Operating Resource Management System, which has been developed to connect business consumers to business suppliers and to automate the purchasing process of business consumers. Although the Poet eSupplierSolutions Suite can be adapted to complement purchasing systems other than Ariba's, the process of adapting the Poet eSupplierSolutions Suite to a new system could be expensive and time-consuming. If the Ariba Operating Resource Management System is unsuccessful, or if we are unable to leverage the current version of the Poet eSupplierSolutions Suite from the success of the Ariba Operating Resource Management System, our ability to market the Poet eSupplierSolutions Suite will be harmed.

     Even if our relationship with Ariba continues and the Ariba Operating Resource Management System is successful, we cannot be certain that we will be able to establish and retain business relationships with other developers and suppliers of Internet-based electronic purchasing systems in the marketing of the Poet eSupplierSolutions Suite. If our strategic relationship with Ariba ends or we are unable to develop additional business relationships of this kind, our prospects for generating revenues through the licensing of the Poet eSupplierSolutions Suite would be harmed.

OUR FUTURE REVENUE IS DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY INCREASE SALES OF OUR POET ESUPPLIERSOLUTIONS SUITE.

     We expect that our future financial performance will depend significantly on revenue from our Poet eSupplierSolutions Suite. We released Version 1.0 of Poet eCatalog Suite in September 1999. In fiscal year 2000, we derived 23% of our product revenues from sales of our Poet eCatalog Suite. As of December 31, 2000 we have released version 4.1 of our eSupplierSolutions Suite. We face significant risks inherent in the introduction of this product line. Market acceptance of the Poet eSupplierSolutions Suite will depend, for example, upon the market for Internet-based electronic purchasing systems. We cannot predict the success of this market. We also cannot be certain that the Poet eSupplierSolutions Suite will meet customers' requirements or expectations or that our products will be free of significant software defects, which may only become apparent in longer-term operations. If the Poet eSupplierSolutions Suite does not meet customers' requirements or expectations, upgrading or enhancing the product could be costly and time-consuming and may harm our business, results of operations and financial condition. For more information regarding these products, see "Business -- Products" and "-- Services."

THE POET OBJECT SERVER SUITE CURRENTLY ACCOUNTS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND IF IT DOES NOT CONTINUE TO BE COMMERCIALLY SUCCESSFUL, OUR FUTURE REVENUES WILL BE SIGNIFICANTLY HARMED.

     In fiscal year 2000, we derived 69% of our product revenues from sales of our Poet Object Server Suite. We expect a significant portion of our future revenues to continue to depend on the continued commercial success of our Poet Object Server Suite product line. We cannot be certain that the Poet Object Server Suite will continue to receive market acceptance, or that we will be able to introduce enhanced versions of Poet Object Server Suite on a timely basis to meet the evolving needs of our customers, maintain compatibility with other third-party systems or remain competitive. If our Poet Object Server Suite is not successful, our revenues will be negatively impacted, which could harm our business, financial condition and results of operations. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Products" and "-- Services."

OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT.

     We commenced operations in March 1995, and, as a result of our limited operating history, we have limited meaningful historical financial data upon which to plan revenues and operating expenses. Our ability to forecast accurately our quarterly revenues is further limited because our software products have long sales cycles that make it difficult to predict the quarters in which sales will occur. In addition, the recent launch of our new software product, the Poet eSupplierSolutions Suite, makes it difficult to accurately forecast our revenues, as we have no experience with the purchasing patterns of customers for our new products. We plan our expenses in part on future revenue projections. Most of our expenses are fixed in the short-term, and we may not be able to quickly reduce spending if our revenues are lower than projected. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline.

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

     Our Poet eSupplierSolutions Suite operates with the eXtensible Markup Language, or XML, which we expect to be a predominant data exchange protocol, or a standard format for content structure and the method and means for exchanging data, for e-commerce on the Internet in the future. Should XML fail to be adopted as a predominant data exchange protocol for e-commerce on the Internet, it would seriously impede the marketability of our products and force us to adapt our products to other data exchange protocols, which would be costly and may not lead to marketable and competitive products. Our failure to adapt or develop new products would have a negative impact on our revenues, which would harm our business, financial condition and results of operations.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY, AND IF WE LOSE KEY PERSONNEL WE MAY BE UNABLE TO REPLACE THEM, WHICH COULD DISRUPT OPERATIONS AND HARM OUR FINANCIAL CONDITION.

     Our success depends largely upon the skills, experience and performance of our executive officers and key employees, particularly Dirk Bartels, our Chief Executive Officer. If we lose one or more of our key employees, our business, financial condition and results of operations could be harmed. We maintain a key person life insurance policy covering Mr. Bartels, but not for any other of our key employees. Our executive officers and all of our employees in the United States are at-will employees, meaning they are not bound by contract to continue service with us and may terminate their employment with little notice. Our executive officers and employees in Germany generally have employment agreements pursuant to which they provide services for us for an unspecified term and agree to provide six weeks to three months notice prior to terminating their employment with us. If our officers or employees terminate their employment on short notice, we may not be able to replace them on a timely basis, which could disrupt our operations.

     Our future success also depends largely on our ability to continue attracting and retaining highly skilled personnel, and we face intense competition from other software companies for qualified personnel. We have historically experienced significant difficulties in hiring and retaining qualified personnel in key management positions. For example, over the past three years, our average annual workforce turnover rate was approximately 30% in the United States and approximately 19% in Germany, and we may encounter similar or increased turnover rates in the future. We cannot be certain that we will be successful in attracting or retaining qualified personnel in the future, which could harm our business, financial condition and results of operations.

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

     We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. In each of the last twelve quarters in the period ended December 31, 2000, two customers accounted for at least 10% of total revenues in each quarter. Although we do not believe that the loss of any particular customer would materially harm our business, our quarterly results of operations could be harmed if we were unable to complete one or more substantial license sales in that quarter.

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

SALES IN THE E-COMMERCE SOFTWARE MARKET ARE SUBJECT TO FLUCTUATION.

     Although sales to the E-Commerce software market have grown historically, this market is characterized by large and often sporadic purchases. In addition, recently, we and other companies in this market, as well as in the software market generally, have warned of lower-than-expected revenue and declines or delays in sales orders from customers. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures, the availability of funding and the extent that service providers are affected by regulatory and business conditions in the locale of operations. A decline or delay in sales orders from this industry could have a material adverse effect on our business, operating results and financial condition.

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

     - content management companies such as Chrystal Software, Incorporated, Vignette Corporation, Inso Corporation, Documentum, Inc., Requisite Technology, Inc., SAQQARA Systems, Inc. and Ondisplay, Inc.; and

     - other vendors of software that address the same customer needs, such as vendors of object-oriented database management systems, like eXcelon Inc. (formerly Object Design, Inc.), Versant Corporation, and Objectivity Inc.

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

     We market and sell our products in the United States and internationally. In fiscal year 2000, we generated 50% of our total revenues through product licenses sold and services rendered to customers located outside of the United States, primarily in Germany. We intend to substantially expand our international operations and enter new international markets. Our international operations are, and will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. The following factors may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally:

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

     The expenses of our subsidiary Poet Software GmbH are denominated in Deutsche Mark. However, the value of Deutsche Mark is tied to the value of the euro. As a result, appreciation of the euro relative to the U.S. dollar could adversely affect our results of operations. Even when foreign currency expenses substantially offset revenues in the same currency, profits may be diminished when reported in dollars. Fluctuations in the U.S. dollar relative to the euro will affect comparisons of our reported results of operations. Due to the constantly changing currency exposures and the volatility of currency exchange rates, we could experience currency losses in the future, and we cannot predict the effect of the exchange rate fluctuations upon our future results of operations. For more information regarding currency fluctuations, see "Exchange Rate Information."

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities in California. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES

     As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. In the event of any future purchases, we could:

     - issue stock that would dilute our current stockholders' percentage ownership;

     - incur debt; or

     - assume liabilities.

     These purchases also involve numerous risks, including:

     - problems combining the purchased operations, technologies or products;

     - unanticipated costs;

     - diversion of management's attention from our core business;

     - adverse effects on existing business relationships with suppliers and customers;

     - risks associated with entering markets in which we have no or limited prior experience; and

     - potential loss of key employees of purchased organizations.

     We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

                         RISKS RELATED TO THE INTERNET

OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF THE INTERNET FOR E-COMMERCE.

     Our future success in marketing our Poet eSupplierSolutions Suite depends heavily on the acceptance of the Internet and its widespread use for e-commerce. If the Internet e-commerce does not continue to grow or grows more slowly than expected, our business, financial condition and results of operations could be harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure and security, slow development of enabling technologies or insufficient commercial support. In addition, the Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our products and services to changing or emerging technologies.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

     Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and cash equivalents, short-term investments and long-term investments, which consists primarily of investments in commercial paper and money market accounts, and reported at an aggregate fair market value of $33.2 million as of December 31, 2000. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 2000, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

     Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the inter-company balance with our German subsidiary. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars, Deutsche Mark or the euro. Transaction gains or losses have not been significant in the past and there is no hedging activity on Deutsche Mark, the euro or other currencies. Based on the inter-company balance of $1.6 million at December 31, 2000, a hypothetical 10% adverse change in Deutsche Mark against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such inter-company balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              POET HOLDINGS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  33
Consolidated Balance Sheets.................................  34
Consolidated Statements of Operations.......................  35
Consolidated Statements of Stockholders' Equity (Deficit)...  36
Consolidated Statements of Cash Flows.......................  37
Notes to Financial Statements...............................  38

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Poet Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Poet Holdings, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Poet Holdings, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE LLP

San Jose, California
January 26, 2001

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and equivalents......................................  $ 18,747    $ 35,039
  Short term investments....................................    10,421       9,311
  Accounts receivable (net of allowances of $478 and $134 in
     2000 and 1999, respectively)...........................     3,751       2,125
  Inventories and other current assets......................       438         320
                                                              --------    --------
          Total current assets..............................    33,357      46,795
Property, furniture and equipment, net......................     1,308         581
Long term investments.......................................     4,003          --
Other assets................................................       239         224
                                                              --------    --------
          Total assets......................................  $ 38,907    $ 47,600
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  1,252    $    933
  Accrued liabilities.......................................     1,891       2,149
  Deferred revenue..........................................     1,043         845
  Current portion of debt (including capital lease
     obligations)...........................................       244         283
                                                              --------    --------
          Total current liabilities.........................     4,430       4,210
                                                              --------    --------
Long term obligation........................................        95         326
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock, $0.001 par value; 3,000,000 shares
     authorized; no shares outstanding......................        --          --
  Common stock, $0.001 par value; 100,000,000 shares
     authorized
     Shares outstanding: 2000 -- 10,818,867;
      1999 -- 10,547,106....................................        11          11
  Additional paid in capital................................    66,217      65,582
  Deferred stock compensation...............................      (353)       (927)
  Accumulated deficit.......................................   (31,893)    (22,058)
  Accumulated other comprehensive income....................       400         456
                                                              --------    --------
          Total stockholders' equity........................    34,382      43,064
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 38,907    $ 47,600
                                                              ========    ========

                See notes to consolidated financial statements.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Revenues:
  Product ($0, $1,571 and $1,429 in 2000, 1999 and 1998,
     respectively from a preferred stockholder).............  $  9,114    $ 7,812    $ 5,668
  Consulting and training ($0, $10 and $180 in 2000, 1999
     and 1998, respectively from a preferred stockholder)...     1,358      1,505      1,819
  Support and maintenance ($0, $74 and $756 in 2000, 1999
     and 1998, respectively from a preferred stockholder)...     1,755      1,297      1,430
                                                              --------    -------    -------
          Total revenues....................................    12,227     10,614      8,917
                                                              --------    -------    -------
Operating expenses:
  Cost of product...........................................       339        295        295
  Cost of consulting and training...........................     1,195      1,052      1,184
  Cost of support and maintenance...........................     1,288      1,029      1,067
  Selling and marketing.....................................    13,092      7,591      5,922
  Research and development..................................     4,448      3,221      2,612
  General and administrative................................     3,631      1,825      1,428
  Amortization of deferred stock compensation(*)............       444        626         47
                                                              --------    -------    -------
          Total operating expenses..........................    24,437     15,639     12,555
                                                              --------    -------    -------
Operating loss..............................................   (12,210)    (5,025)    (3,638)
                                                              --------    -------    -------
Other income (expense):
  Interest expense..........................................       (38)    (1,114)      (382)
  Interest income and other, net............................     2,460        567         45
                                                              --------    -------    -------
  Total other income (expense), net.........................     2,422       (547)      (337)
                                                              --------    -------    -------
Loss before income taxes....................................    (9,788)    (5,572)    (3,975)
Income tax benefit (expense)................................       (47)         8        (15)
                                                              --------    -------    -------
Net loss....................................................  $ (9,835)   $(5,564)   $(3,990)
                                                              ========    =======    =======
Other comprehensive income (loss)...........................       (56)       315       (155)
                                                              --------    -------    -------
Comprehensive loss..........................................  $ (9,891)   $(5,249)   $(4,145)
                                                              ========    =======    =======
Basic and diluted net loss per share (Note 1)...............  $  (0.92)   $ (2.64)   $ (2.65)
Shares used in computing basic and diluted net loss per
  share.....................................................    10,653      2,109      1,507

---------------

(*) Amortization of deferred stock compensation

Cost of consulting of training..............................  $ 51    $ 73    $--
Cost of support and maintenance.............................    20      24      2
Selling and marketing.......................................   197     294     12
Research and development....................................   127     155     18
General and administrative..................................    49      80     15
                                                              ----    ----    ---
                                                              $444    $626    $47
                                                              ====    ====    ===

                See notes to consolidated financial statements.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     ACCUMULATED
                                                                                                        OTHER           TOTAL
                                        COMMON STOCK                                                COMPREHENSIVE   STOCKHOLDERS'
                                     -------------------   PAID IN   DEFERRED STOCK   ACCUMULATED      INCOME          EQUITY
                                       SHARES     AMOUNT   CAPITAL    COMPENSATION      DEFICIT        (LOSS)       (DEFICIENCY)
                                     ----------   ------   -------   --------------   -----------   -------------   -------------
Balances at January 1, 1998........   1,505,901    $ 1     $   989      $              $(12,504)        $ 296         $(11,218)
Exercise of Series A common stock
  options..........................      63,249                 14                                                          14
Deferred stock compensation........                          1,284       (1,284)                                            --
Amortization of deferred stock
  compensation.....................                                          47                                             47
Net Loss...........................                                                      (3,990)                        (3,990)
Foreign currency translation
  adjustment.......................                                                                      (155)            (155)
                                     ----------    ---     -------      -------        --------         -----         --------
Balances at December 31, 1998......   1,569,150      1       2,287       (1,237)        (16,494)          141          (15,302)
Exercise of Series A common stock
  options and warrants.............     142,900                124                                                         124
Common stock issued upon conversion
  of debt..........................     275,106      1       4,507                                                       4,508
Imputed loan discount..............                            348                                                         348
Conversion of preferred stock and
  Series B common stock to Series A
  common stock.....................   4,981,957      5      16,467                                                      16,472
Series A common stock issued for
  cash upon the initial public
  offering, net of issuance
  costs............................   3,570,000      4      41,533                                                      41,537
Series A common stock issued upon
  net exercise of warrants.........       7,993                                                                             --
Deferred stock compensation........                            316         (316)                                            --
Amortization of deferred stock
  compensation.....................                                         626                                            626
Net loss...........................                                                      (5,564)                        (5,564)
Foreign currency translation
  adjustment.......................                                                                       315              315
                                     ----------    ---     -------      -------        --------         -----         --------
Balances at December 31, 1999......  10,547,106     11      65,582         (927)        (22,058)          456           43,064
Exercise of common stock options
  and warrants.....................     271,761     --         765                                                         765
Amortization and reversals of
  deferred stock compensation......                           (130)         574                                            444
Net loss...........................                                                      (9,835)                        (9,835)
Foreign currency translation
  adjustment.......................                                                                       (38)             (38)
Unrealized loss on investments.....                                                                       (18)             (18)
                                     ----------    ---     -------      -------        --------         -----         --------
Balances at December 31, 2000......  10,818,867    $11     $66,217      $  (353)       $(31,893)        $ 400         $ 34,382
                                     ==========    ===     =======      =======        ========         =====         ========

                See notes to consolidated financial statements.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss....................................................  $ (9,835)   $(5,564)   $(3,990)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................       559      1,365        585
     Amortization of deferred stock compensation............       444        626         47
     Gain on sale of short-term investments.................       (18)        --         --
  Changes in assets and liabilities:
     Accounts receivable....................................    (1,693)      (681)      (430)
     Inventories and other current assets...................      (127)        30       (158)
     Other assets...........................................       (27)        (4)        37
     Accounts payable and accrued liabilities...............       201      1,638         73
     Deferred revenue.......................................       213     (1,326)     1,251
                                                              --------    -------    -------
          Net cash used for operating activities............   (10,283)    (3,916)    (2,585)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, furniture and equipment............    (1,300)      (501)      (199)
  Loan receivable issued....................................    (2,394)        --         --
  Loan receivable payments received.........................     2,288         --         --
  Purchases of short-term and long-term investments.........   (60,824)    (9,311)        --
  Proceeds from sales and maturities of short-term
     investments............................................    55,712         --         --
                                                              --------    -------    -------
          Net cash used in investing activities.............    (6,518)    (9,812)      (199)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................        --      3,912      1,338
  Repayments of debt........................................      (310)    (2,151)       (91)
  Preferred stock issued....................................        --        475      4,964
  Common stock issued, net of issuance costs................       765     41,661         14
                                                              --------    -------    -------
          Net cash provided by financing activities.........       455     43,897      6,225
Effect of exchange rate changes on cash and equivalents.....        54         94       (190)
                                                              --------    -------    -------
Increase (decrease) in cash and equivalents.................   (16,292)    30,263      3,251
Cash and equivalents -- beginning of year...................    35,039      4,776      1,525
                                                              --------    -------    -------
Cash and equivalents -- end of year.........................  $ 18,747    $35,039    $ 4,776
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $     42    $   128    $    28
                                                              ========    =======    =======
  Taxes paid................................................  $     19    $    14    $    11
                                                              ========    =======    =======
NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
  Deferred stock compensation...............................  $   (130)   $   316    $ 1,284
                                                              ========    =======    =======
  Conversion of notes payable into Series D preferred
     stock..................................................  $     --    $    --    $ 1,025
                                                              ========    =======    =======
  Conversion of notes payable into Series A common stock....  $     --    $ 3,900    $    --
                                                              ========    =======    =======

                See notes to consolidated financial statements.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business -- The principal business activities of Poet Holdings, Inc. (the Company) and its subsidiaries are the design and marketing of innovative data management software and solutions that allow organizations to share, manage and manipulate complex information and to facilitate effective business-to-business processes and information exchange over the Internet. Our database management system utilizes and supports complex, multidimensional data models and standard Internet programming languages. Our Internet solutions provide our customers with the ability to author, manipulate and electronically distribute complex business documents based on advanced exchange protocols using the Internet as a new means to increase customer relationships, accelerate business processes and reduce costs, thereby facilitating effective business-to-business information exchange. The Company was incorporated in the state of Delaware in November 1994.

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

     Investments -- Investments with original maturities greater than three months and less than one year are classified as short-term investments. Investments with original maturities one year and greater are classified as long-term investments. The Company accounts for investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. While the Company's practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains or losses being excluded from earnings and reported as a separate component or stockholder's equity. Cost is based on the specific identification method for purposes of computing realized gains and losses.

     Other Assets -- In June 2000, we entered into an unsecured note agreement loaning 2.5 million euros (approximately $2,356,000 based upon the U.S. dollar/euro exchange rate on December 31, 2000) to a services provider. The loan bears interest at 11% per annum and is due on December 31, 2000. In November 2000, the note agreement was amended calling for an immediate interest payment of 230,000 DM (approximately $111,000 based upon the U.S. dollar/German Deutsche Mark exchange rate on December 31, 2000) and for the payment of the principal in full by the end of December 2000. The note was paid in full in December 2000.

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

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

     Support and maintenance arrangements do not provide for specified upgrade rights and provide technical support and the right to unspecified upgrades on an if-and-when-available basis. Revenue from support arrangements is recognized on a straight-line basis over the life of the related agreement, which is typically one year. If support, consulting services or training are included in an arrangement that includes a license agreement, amounts related to support, consulting services, training and the licenses are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support, professional services and license agreements is based on the price when such elements are sold separately, or, when not sold separately, the price is established by management, who have the relevant authority. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element's fair value. Consulting and training revenue is recognized when provided to the customer. Revenues from custom development projects are recognized on the percentage of completion basis. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

     Cost of Revenues -- Cost of product revenues includes cost of production and related materials. Cost of support and maintenance revenues includes payroll and other costs associated with product maintenance and escrow services. Costs of consulting and training principally includes payroll and related costs.

     Financial Statement Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses as of the date and for the period presented. Actual amounts could differ from those estimates.

     Concentrations of Credit Risk -- Financial instruments which potentially could subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells the majority of its products to companies in North America and Europe. To reduce credit risk, management performs ongoing credit evaluations of its significant customers' financial condition and maintains reserves for potential credit losses.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Financial Instruments -- The Company's financial instruments include cash and cash equivalents, short-term investments and long-term investments. At December 31, 2000 and 1999, the fair value of these financial instruments approximated their financial statement carrying amounts.

     Income Taxes -- Income taxes are accounted for using an asset and liability approach to account for deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Foreign Currency Translation -- All assets and liabilities of operations outside the United States are translated into U.S. dollars from their functional currency, which is the local currency, at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Gains and losses resulting from translation are included in other comprehensive income loss. Gains and losses on foreign currency transactions have been reflected in the statements of operations and were not material in 2000 and 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The implementation of SAB No. 101 in 2000 had no effect on the Company's financial statements.

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS 133," which delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for Poet's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has completed its evaluation of the impact of reporting SFAS 133 and has concluded that its adoption as of January 1, 2001 will not have a material effect on its consolidated financial statements.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB No. 25." Interpretation No. 44 is effective July 1, 2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically: the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did have a material impact on our financial position or results of operations.

 2. INVESTMENTS

     Short-term and long-term investments include the following available-for-sale securities at December 31, 2000 (in thousands). Gross unrealized gains and losses were immaterial at December 31, 1999:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
                                               COST        GAINS         LOSS      FAIR VALUE
                                             ---------   ----------   ----------   ----------
Money market funds.........................   $ 3,878        $--         $ --       $ 3,878
Commercial paper...........................    22,032         9                      22,041
U.S. government agencies...................     4,030        --           (27)        4,003
                                              -------        --          ----       -------
          Total available for sale
            securities.....................   $29,940        $9          $(27)      $29,922
                                              =======        ==          ====       =======
Included in cash and cash equivalents......    15,494         4                      15,498
Included in short-term investments.........    10,416         5                      10,421
Included in long-term investments..........     4,030        --           (27)        4,003
                                              -------        --          ----       -------
          Total available for sale
            securities.....................   $29,940        $9          $(27)      $29,922
                                              =======        ==          ====       =======

 3. PROPERTY, FURNITURE AND EQUIPMENT, NET

     Property, furniture and equipment, net, consist of (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Computer equipment and software..........................  $ 2,618    $ 1,594
Office equipment, furniture and fixtures.................      853        722
Leasehold improvements...................................       95         22
                                                           -------    -------
          Total..........................................    3,566      2,338
Accumulated depreciation and amortization................   (2,258)    (1,757)
                                                           -------    -------
Property, furniture and equipment, net...................  $ 1,308    $   581
                                                           =======    =======

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 4. ACCRUED LIABILITIES

     Accrued liabilities consist of (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Compensation...............................................  $  738    $  545
Professional fees..........................................     476       192
Payroll tax accruals.......................................     317       241
Stock issuance costs.......................................      --       774
Other......................................................     360       397
                                                             ------    ------
          Total............................................  $1,891    $2,149
                                                             ======    ======

 5. LONG-TERM OBLIGATIONS

     Long-term obligations consists of (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Term bank loan..............................................  $ 336    $ 580
Capital lease obligations (see Note 9)......................      2       22
Other.......................................................      1        7
                                                              -----    -----
          Total.............................................  $ 339    $ 609
                                                              =====    =====
Current portion.............................................   (244)    (283)
                                                              -----    -----
          Total long-term obligations.......................  $  95    $ 326
                                                              -----    -----

     The Company received $3.9 million from the issuance of a convertible note to TBG in January 1999. The amount is due on December 31, 2003 and the interest rate is 6% per annum. The holder may convert the entire principal amount of the note at approximately $19 per share, excluding accrued interest, into Series A common stock. No interest accrued until June 30, 2000. The imputed interest of $348,000 has been amortized to interest expense over the term of the note. In connection with this loan, TBG agreed not to charge the Company any discretionary prepayment penalties or contingent payments at the end of the terms of the three notes. On September 13, 1999 the Company and TBG executed an amendment to the TBG loan agreement whereby the principal debt amount of $3.9 million was converted into 275,106 shares of Series A common stock. The result of this conversion was a reduction in debt of $3.7 million and a non-recurring charge of $809,000 to operations during the quarter ended September 30, 1999. The non-recurring charge represents the fair value of the securities transferred in the conversion in excess of the fair value of the securities issued pursuant to the original conversion date.

     In 1998, the Company received bridge financing from certain stockholders of the Company. The outstanding financing and accrued interest was repaid in 1998 by issuing 145,583 shares of Series D preferred stock amounting to $7.04 per share to the various lenders. Total bridge financing and accrued interest converted totaled $1,025,000 as of the exchange date. See Note 6 for significant terms of the Series D preferred stock.

     In 1997, Poet Software GmbH entered into a long-term loan agreement with IKB Deutsche Industriebank of 1,500,000 DM (approximately $723,000 at December 31, 2000). The note bears interest at 7% per year on the amount outstanding. Repayments are due quarterly at 125,000 DM starting on June 15, 1999 and ending on March 15, 2002. The loan is secured by a guarantee from the Company.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 6. STOCKHOLDERS' EQUITY

  Initial Public Offering

     In November 1999, the Company completed its initial public offering of 3,000,000 shares of common stock. In December 1999, the Company sold an additional 570,000 shares of common stock upon exercise of the Green Shoe. In total, the Company generated net proceeds from the sale of stock at the IPO and Green Shoe of $41.5 million.

  Authorized Shares

     On September 10, 1999, the Board of Directors approved an increase in the authorized shares of common stock to 30,000,000 shares and creation of new undesignated preferred stock totaling 3,000,000 shares. On July 17, 2000, the stockholders approved an increase in the authorized shares of common stock to 100,000,000 shares.

  Redeemable Convertible Preferred Stock

     On November 4, 1999, holders of 100% of the Series A, B, C and D redeemable convertible preferred stock and Series B common stock consented to the conversion of all outstanding shares of Series A, B, C, and D redeemable convertible preferred stock and Series B common stock into Series A common stock upon the completion of the initial public offering regardless of the offering price per share. Upon completion of the Company's initial public offering on November 17, 1999, all shares of Series A, B, C and D redeemable convertible preferred stock and 1,361,173 shares of Series B common stock were converted to shares of Series A common stock in accordance with their existing terms. All shares of Series A common stock were then redesignated as undesignated common stock upon the consummation of the initial public offering. All shares were converted on a one-to-one basis. The Statement of Stockholders' Equity (Deficit) has been retroactively restated to reflect the Series B common stock conversion.

  Warrants

     During 1999, warrants to purchase 35,000 and 8,523 shares, respectively, of Series A common stock at an exercise price of $7.04 per share were issued to a strategic partner and a service provider for services rendered, respectively. The warrants expire on April 30, 2004 and upon the closing of the Company's initial public offering, respectively. The value of these warrants has been estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 4.7%, 80% volatility and no dividends during the expected term. The fair value of such warrants at the date of issuance was insignificant. The warrants issued to the service provider were exercised prior to the Company's initial public offering.

     During 1998, warrants to purchase 49,710 shares of Series D redeemable convertible preferred stock at an exercise price of $7.04 per share were issued to current investors in the Company in connection with the Company's bridge financing. The estimated fair value of the warrants of $82,639 has been recorded as interest expense in 1998. The warrants expire September 2003. The value of these warrants has been estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 5.5%, 50% volatility and no dividends during the expected term.

     In connection with a capital lease agreement in 1995, the Company granted a warrant to purchase up to 7,291 shares of Series B redeemable convertible preferred stock at $2.15 per share. Such warrant allows for a net exercise by the holder. The warrant expires on May 31, 2002. In connection with a line of credit in 1996, the Company granted warrants to purchase up to 6,555 shares of Series C redeemable convertible preferred stock at $5.72 per share. The warrants expire on July 25, 2003 and September 13, 2003. The value of these

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

warrants has been estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 6.8% in 1995, and 6.5% and 6.6% in 1996, 50% volatility and no dividends during the expected term. The fair value of such warrants at the date of issuance was insignificant.

  Stock Option Plans

     The Company's 1995 Stock Option Plan authorizes the grant of options to purchase up to 1,710,942 shares (including 300,000 shares approved in 2000 by the stockholders) of common stock. The number of shares reserved under the plan will automatically be increased on January 1st of each year, in an amount equal to two percent of the shares outstanding on that date. Incentive stock options may be granted to employees and nonstatutory stock options to employees, consultants and directors. Stock options are granted with an exercise price at fair market value at the date of grant. Options generally vest over a four year period and expire ten years from the date of the grant.

     The Company's 1999 Directors' Stock Option Plan ("Directors' Plan") became effective upon the closing of the company's initial public offering with 150,000 shares of common stock initially reserved. The option grants under the Director's Plan are automatic and non-discretionary. The Director's Plan provides for an initial grant of options to each outside director of 20,000 shares of common stock on the later of the effective date of the Directors' Plan or the date on which an individual first becomes an outside director. The initial grant vests 25% one year after the date of the grant and an additional 25% each anniversary of the date of grant thereafter, provided that the optionee continues to serve as an outside director. Additionally, each outside director will automatically be granted 5,000 shares of common stock on each date the outside director is re-elected by the Company's stockholders, provided that the outside director has served on the board of the directors for at least six months. Each subsequent option grant shall vest 100% four years after the date of grant.

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                OPTIONS      EXERCISE
                                                              OUTSTANDING     PRICE
                                                              -----------    --------
ACTIVITY UNDER THE PLANS ARE AS FOLLOWS:
Balances January 1, 1998....................................     448,828      $ 0.39
Granted (Weighted average fair value of $0.13)..............     366,250      $ 0.55
Exercised...................................................     (63,249)     $ 0.22
Cancelled or Repurchased....................................    (180,491)     $ 0.38
                                                               ---------      ------
Balances December 31, 1998..................................     571,338      $ 0.51
Granted (Weighted average fair value of $7.28)..............     602,000      $ 8.99
Exercised...................................................    (135,565)     $ 0.47
Cancelled or Repurchased....................................    (263,294)     $ 1.68
                                                               ---------      ------
Balances December 31, 1999..................................     774,479      $ 6.71
Granted (Weighted average fair value of $37.36).............     635,420      $36.60
Exercised...................................................    (203,957)     $ 1.69
Cancelled or Repurchased....................................    (156,463)     $17.23
                                                               ---------      ------
Balances December 31, 2000..................................   1,049,479      $24.21
                                                               =========      ======

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Additional information regarding options outstanding as of December 31, 2000 is as follows:

                                 OPTIONS OUTSTANDING                           OPTIONS VESTED
                  -------------------------------------------------    -------------------------------
   RANGE OF                      WEIGHTED AVERAGE       WEIGHTED                           WEIGHTED
   EXERCISE         NUMBER          REMAINING           AVERAGE                            AVERAGE
    PRICES        OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE    NUMBER VESTED    EXERCISE PRICE
   --------       -----------    ----------------    --------------    -------------    --------------
$ 0.55 -  0.70       103,658           7.52             $  0.60            82,446          $  0.59
  1.00 -  5.00        80,740           8.50                4.32            33,159             4.24
 11.12 - 13.49       380,541           9.13               12.46            91,145            12.68
 14.39 - 18.72       320,020           9.70               14.88               750            15.16
     65.17        123,020...           9.10               65.17             9,830            65.17
    180.19            41,500           9.18              180.19               312           180.19
                   ---------                                              -------
    Total          1,049,479           9.09             $ 24.21           217,642          $ 24.76

     In 2000 no stock options were issued at less than the estimated fair value at grant date. In 1999, 211,000 stock options with a weighted average exercise price of $2.91 and a weighted average fair value of $8.81 were issued at less than the estimated fair value at grant date.

     At December 31, 1999, options to purchase 170,848 shares were vested and exercisable with a weighted average price of $0.53. At December 31, 2000, 536,308 shares were available for future grant under the Plans. Unvested common shares issued under the Plans of 27,200 and 36,273 are subject to repurchase at the original issuance price by the Company at December 31, 2000 and 1999, respectively.

  Deferred Stock Compensation

     In connection with grants of certain stock options, the Company recorded deferred stock compensation of $0 and $316,000 in 2000 and 1999, respectively, for the difference between the estimated fair value for accounting purposes and the stock price as determined by the Board of Directors on the date of grant. This amount is being amortized to expense using an accelerated recognition approach over the vesting period of the related stock options, generally four years. Amortization of deferred stock compensation for the years ended December 31, 2000, 1999 and 1998 was $444,000, $626,000 and 47,000, respectively.

  Employee Stock Purchase Plan

     The Company's 1999 Employee Stock Purchase Plan (the "ESPP") became effective upon the closing of the Company's initial public offering with 100,000 shares initially reserved. Under the ESPP, eligible employees may purchase common stock through payroll deductions not exceeding 15% of any employee's compensation and limited to a total of 1,000 shares in any offering period, and in no event may an employee purchase more that $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one year. The number of shares reserved for issuance under the ESPP will automatically be increased on January 1st of each year, in an amount equal to one percent of the shares outstanding on that date. The price at which common stock may be purchased is equal to 85% of the fair market value of the common stock on the first day or the last day of the applicable offering period, whichever is lower.

  Additional Stock Purchase Information

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net loss as if the Company had adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards by companies to employees is calculated using the fair value method. This method requires subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company's

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility of 146% in 2000, 156% in 1999 and 0% in 1998; risk free interest rates, 5.3% to 6.6% in 2000, 4.7% to 6.1% in 1999 and 5.3% to 5.6%
in 1998; and no dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair value of the 2000, 1999 and 1998 awards through the Company's option plans and ESPP plan had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $14,487,000 in 2000, $5,837,000 in 1999 and $4,003,000 in 1998.

 7. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net loss (numerator), basic and diluted...............  $(9,835)   $(5,564)   $(3,990)
Shares (denominator):
  Weighted average common shares outstanding..........   10,702      2,138      1,547
  Weighted average common shares outstanding subject
     to repurchase....................................      (49)       (29)       (40)
                                                        -------    -------    -------
Shares used in computing basic and diluted net loss
  per share...........................................   10,653      2,109      1,507
                                                        -------    -------    -------
Net loss per share basic and diluted..................  $ (0.92)   $ (2.64)   $ (2.65)
                                                        =======    =======    =======

     For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2000         1999         1998
                                                  ----------    --------    ----------
Redeemable Convertible Preferred Stock..........          --          --     4,910,935
Shares of common stock subject to repurchase....      27,200      36,273        20,771
Outstanding options.............................   1,049,479     774,479       571,338
Warrants........................................      55,739      86,406        63,556
                                                  ----------    --------    ----------
          Total.................................   1,132,418     897,158     5,566,600
                                                  ==========    ========    ==========
Weighted average exercise price of options......  $    24.21    $   6.71    $     0.51
                                                  ==========    ========    ==========
Weighted average exercise price of warrants.....  $     6.88    $   6.96    $     6.34
                                                  ==========    ========    ==========

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 8. INCOME TAXES

     The Company's net deferred tax assets are comprised of the following (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net deferred tax assets and liabilities:
Net operating loss carryforwards.....................  $ 12,526    $ 8,706    $ 6,457
Other temporary timing differences...................       818        308        283
                                                       --------    -------    -------
                                                         13,344      9,014      6,740
                                                       --------    -------    -------
Valuation allowance..................................   (13,344)    (9,014)    (6,740)
                                                       ========    =======    =======
Net deferred tax assets..............................  $     --    $    --    $    --
                                                       ========    =======    =======

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to an evaluation of the likelihood of the realization of its deferred tax assets, as of December 31, 2000, 1999 and 1998, the Company has fully reserved its net deferred tax assets of $13,344,000, $9,014,000 and $6,740,000, respectively.

     The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Federal statutory tax rate..................................  (35.0)%  (35.0)%  (35.0)%
State taxes, net of federal benefit.........................   (6.0)    (6.0)    (6.0)
Other.......................................................    1.2      0.8      1.5
Change in valuation allowance...............................   39.8     40.2     39.5
                                                              =====    =====    =====
Effective tax rate..........................................      0%       0%       0%
                                                              =====    =====    =====

     At December 31, 2000, the Company has net operating loss carryforwards of approximately $16,185,000, $7,465,000 and $13,176,000 available to offset future federal, California and foreign taxable income, respectively. Federal carryforwards expire beginning in 2009 through 2020 and the California carryforwards expire beginning 2000 through 2005.

     Due to an ownership change that occurred in 1996, approximately $3,321,000 and $1,331,000 of federal and California loss carryforwards, respectively, that can be used to offset future taxable income are subject to an annual limitation of approximately $983,000 for both federal and California purposes. Additionally, due to an ownership change that occurred in 1999, approximately $11,816,000 and $5,191,000 of federal and California loss carryforwards, respectively, that can be used to offset future taxable income are subject to a subsequent annual limitation of approximately $4,666,000 for both federal and California purposes. However, the utilization of net operating loss carryforwards generated in or before 1999 cannot exceed $4,666,666 annually. The extent to which the loss carryforwards incurred since 1999 can be used to offset future taxable income and tax liabilities may be limited depending on any future ownership changes within any subsequent three year period. The Company's foreign tax losses may be carried forward indefinitely.

     Foreign losses before income taxes for the years ended December 31, 2000, 1999 and 1998 were $5,104,000, $1,338,000 and $1,434,000, respectively.

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

 9. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases certain equipment under capital leases and its facilities under non-cancelable operating lease agreements. Equipment under capital leases had a net book value of $0 and $22,000 at December 31, 2000 and 1999, respectively (net of accumulated amortization of $268,000 and $246,000, respectively). Leases expire at various dates from May 2001 through December 2005.

     Future minimum rental commitments under capital leases for fiscal year 2001 and thereafter are $2,000.

     Future minimum rental commitments under non-cancelable operating leases for office space, and to a lesser extent, equipment and automobiles, as of December 31, 2000 are as follows (in thousands):

                                                             OPERATING
                 YEAR ENDING DECEMBER 31,                     LEASES
                 ------------------------                    ---------
2001.......................................................   $1,356
2002.......................................................    1,179
2003.......................................................    1,107
2004.......................................................      377
2005.......................................................       22
Thereafter.................................................       --
                                                              ------
          Total minimum lease payments.....................   $4,041
                                                              ======

     Rent expense was $1,150,000, $1,025,000 and $836,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

10. DISPOSITION OF PRODUCT LINE

     In September 2000, the Company sold the Content Management Suite (CMS) product line to Sorman Information AB, Vaxjo, a Swedish company in exchange for future royalties through September, 2003. The agreement provides that Sorman will assume the intellectual property rights for CMS worldwide except for the United States, Canada and South Korea and the obligations associated with the European CMS customer base. Sorman has a six month exclusive option to assume the intellectual property rights for the United States and Canada and the corresponding obligations associated with the United States and Canadian customer base. As of December 31, 2000, Sorman had not exercised the exclusive option. No CMS revenue was immediately generated as a result of this sale. Through December 31, 2000, no royalties have been earned by the company under this arrangement.

11. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information enabled by the Company's database

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

management system. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
Revenues(1):
  United States........................................  $ 6,136    $ 6,006    $5,768
  Germany..............................................    6,091      4,608     3,149
                                                         -------    -------    ------
                                                         $12,227    $10,614    $8,917
                                                         =======    =======    ======

---------------
(1) Revenues are broken out geographically by the ship-to location of the customer.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              -------    -----    -----
Long-lived assets:
  United States.............................................  $  496     $221     $246
  Germany...................................................     812      360      292
                                                              ------     ----     ----
          Total.............................................  $1,308     $581     $538
                                                              ======     ====     ====

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

     On September 30, 1999, the Company and Novell, Inc. ("Novell") amended their licensing agreement whereby the Company has no further obligations to Novell to deliver any additional products or services or refund monies previously paid, and Novell has no obligations to make any further payments to the Company. As a result of this amendment, previously deferred revenues of $309,000 were recognized as revenue in September 1999.

12. QUARTERLY RESULTS -- UNAUDITED

                                                           THREE MONTHS ENDED
                                             ----------------------------------------------
                                             MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                               2000         2000        2000         2000
                                             ---------    --------    ---------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues...............................   $ 2,771     $ 2,662      $ 3,293     $ 3,501
Gross profit...............................   $ 2,189     $ 1,959      $ 2,622     $ 2,634
Net income.................................   $(1,748)    $(2,787)     $(2,548)    $(2,752)
Net income per share:
  Basic and Diluted........................   $ (0.17)    $ (0.26)     $ (0.24)    $ (0.26)
Shares used in computing per share amounts:
  Basic and Diluted........................    10,574      10,618       10,691      10,746

                      POET HOLDINGS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           THREE MONTHS ENDED
                                             ----------------------------------------------
                                             MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,
                                               1999         1999        1999         1999
                                             ---------    --------    ---------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues...............................   $ 2,378     $ 2,538      $ 2,787     $ 2,911
Gross profit...............................   $ 1,810     $ 1,955      $ 2,201     $ 2,273
Net income.................................   $(1,046)    $(1,328)     $(1,924)    $(1,266)
Net income per share:
  Basic and Diluted........................   $ (0.16)    $ (0.20)     $ (0.29)    $ (0.15)
Shares used in computing per share amounts:
  Basic and Diluted........................     6,467       6,534        6,639       8,669

13. LEGAL MATTERS

     None.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our fiscal 2000 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers and directors as of March 1, 2001:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Dirk Bartels.........................  42     President, Chief Executive Officer and Director
Gert Kohler(1)(2)....................  51     Director
Jerome Lecoeur(1)(2).................  43     Director
Herbert May..........................  51     Director
Robert Helgerth......................  43     Vice President of Sales and Marketing, Europe and
                                              General Manager
David Guinther.......................  42     Vice President of Sales
Michael Hogan........................  37     Vice President of Corporate Development
Volker Smid..........................  42     Vice President of Marketing, U.S.A.
Jorg Tewes...........................  36     Vice President of Development and General Manager
Jochen Witte.........................  40     Chief Financial Officer, Executive Vice President of
                                              European Operations and General Manager
Jerry Wong...........................  49     Executive Vice President of U.S. Operations and Vice
                                              President of Finance

---------------
(1) Member of audit committee.

(2) Member of compensation committee.

     Dirk Bartels is a co-founder of Poet Holdings, Inc. and has served as President and Chief Executive Officer since we commenced our operations in March 1995. Prior to that time, Mr. Bartels served as a General Manager of our subsidiary Poet Software GmbH. Mr. Bartels has served as a director of our company since March 1995 and has acted as our Chairman of the Board since December 1996. Mr. Bartels received a Master of Science in Computer Science from the Technical University in Berlin, Germany.

     Gert Kohler has served as a director of Poet Holdings, Inc. since March 1995 and has served as a member of the compensation committee since January 1999 and as a member of the audit committee since September 1999. Dr. Kohler has been a Managing Director of 3i Europe PLC, a venture capital and private equity company, since February 2000. Prior to this, Dr. Kohler was a Managing Director with Technologieholding, a venture capital company, from October 1987 to February 2000. Dr. Kohler holds Masters degrees in Solid State Physics and in Mathematics from the University of Stuttgart, a Masters degree in Operational Research from the University of Grenoble, and a Ph.D. in Mathematics from Institute de Recherche Mathematique Applique in France and a Master of Science in Business Administration from Institute d'Administration Enterprise in France.

     Jerome Lecoeur has served as a director of Poet Holdings, Inc. since April 1995. Mr. Lecoeur has been an Investment Manager with INNOVACOM, a venture capital company, since February 1991. Mr. Lecoeur holds a Masters in Economics and a graduate degree in Marketing from the University of Paris.

     Dr. Herbert May has served as a director of Poet Holdings, Inc. since November 2000. Dr. May has held several leading positions at Alcatel in both Stuttgart and Paris. His last position at Alcatel was Head of the Business Systems division. In 1994, Dr. May acting in the position of CEO took a leading role in establishing DeTeSystems in Frankfurt. In 1995, he was appointed to the Board of Deutsche Telekom AG, where he was responsible for large business customers, multimedia and systems solutions. Today, Dr. May manages his own consulting and investment company and is a member of the Advisory Board of several IT and Multimedia companies.

     Robert Helgerth has served as Vice President of Sales and Marketing Europe at our subsidiary Poet Software GmbH since November 1999. From November 1994 to October 1999, Mr. Helgerth served as Director of the Commercial PC group for Compaq Computer GmbH. Prior to that, Mr. Helgerth was Sales Director for Sequent Germany GmbH, a member of the executive team at Dataplan and Field Office Manager and Sales Representative at Nixdorf Computer.

     David Guinther has served as Vice President of Sales at our subsidiary Poet Software Corporation since July 1999. He served as our District Manager of Northern California from March 1997 to December 1998 and as our Director of Sales from January 1999 to June 1999. Prior to joining our company, Mr. Guinther served as Regional Sales Manager at ONTOS Inc., a component-based technology solutions provider, from August 1996 to February 1997 and as Manager of Strategic Initiatives at Sybase, Inc., a software company, from February 1993 to July 1996. Mr. Guinther received a Bachelor of Business Administration and a Master of Science in Business from the University of Wisconsin in Madison.

     Michael Hogan has served as Vice President of Corporate Development at our subsidiary Poet Software Corporation since April 1997. From March 1994 to April 1997, Mr. Hogan served as director of Business Development at Novell, Inc., a directory-enabled networking software provider. Mr. Hogan received a Bachelor of Science from the College of Holy Cross.

     Volker Smid has served as Vice President of Marketing at our subsidiary Poet Software Corporation since March 2000. His previous experience includes a two-year period as Executive Director of the "New Economy" Business Unit with Eric Salmon & Partners in Paris, France and, prior to that, in a number of positions in the software and healthcare sector in Hamburg (Germany).

     Jorg Tewes has served as Vice President of Engineering at our subsidiary Poet Software GmbH since January 1995 and as our Vice President of Development and General Manager since September 1997. Mr. Tewes received a Masters degree in Computer Science from the Technical University in Berlin, Germany.

     Jochen Witte is a co-founder of Poet Holdings and has served as our Chief Financial Officer and Executive Vice President of European Operations since we commenced operations in 1995. Mr. Witte has also served as our Executive Vice President of European Operations since July 1999. From March 1995 to July 1999, Mr. Witte served as one of our directors. Mr. Witte holds a Master of Science in Business Administration from the Technical University in Berlin, Germany.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K

          (1) Financial Statements:

          Reference is made to the Index to Financial Statements of Poet Holdings, Inc. under Item 8 in Part II of this Form 10-K.

          (2) Financial Statement Schedules:

          The following financial statement schedule of Poet Holdings, Inc. for the years ended December 31, 1998, December 31, 1999, and December 31, 2000 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Poet Holdings, Inc.

                                                              PAGE
                                                              ----
Schedule II Valuation and Qualifying Accounts...............   53

          (3) Exhibits:

          The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
         None.

     (b) We filed a report on Form 8-K on March 1, 2000, which contained (1) an ad hoc notice filed with the Frankfurt Stock Exchange, (2) a copy of a slide presentation at an analysts conference and (3) a press release announcing our fourth quarter results.

     We filed a report on Form 8-K on July 7, 2000, which contained a press release announcing our preliminary second quarter revenues.

     We filed a report on Form 8-K on July 27, 2000, which contained a press release announcing our second quarter results.

     We filed a report on Form 8-K on October 27, 2000, which contained a press release announcing our third quarter results.

     We filed a report on Form 8-K on October 30, 2000, which contained a press release announcing the sale of our Content Management Suite product line.

     We filed a report on Form 8-K on January 31, 2001, which contained (1) an ad hoc notice filed with the Frankfurt Stock Exchange and (2) a press release announcing our fourth quarter revenues.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                              YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                            ----------------------------------------------------------------------------------
                             BALANCE AT                         REVERSALS TO
                            BEGINNING OF    CHARGED TO COSTS     COSTS AND                      BALANCE AT END
       DESCRIPTION             PERIOD         AND EXPENSES        EXPENSES      (DEDUCTIONS)      OF PERIOD
       -----------          ------------    ----------------    ------------    ------------    --------------
                                                              (IN THOUSANDS)
Allowance for doubtful
  accounts:
  2000....................      134               391                --           <47>               478
  1999....................       65                96                --           <27>               134
  1998....................       57                28                --           <20>                65

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2001.

                                          Poet Holdings, Inc.
                                          (Registrant)

                                          By:       /s/ DIRK BARTELS
                                            ------------------------------------
                                                        Dirk Bartels
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dirk Bartels and Jerry Wong, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                  SIGNATURE                                  TITLE                         DATE
                  ---------                                  -----                         ----
              /s/ DIRK BARTELS                   President and Chief Executive       April 2, 2001
---------------------------------------------   Officer Executive Vice President
                                                  of U.S. Operations and Vice
                                                          President of

               /s/ JERRY WONG                               Finance                  April 2, 2001
---------------------------------------------

               /s/ GERT KOHLER                              Director                 April 2, 2001
---------------------------------------------

             /s/ JEROME LECOEUR                             Director                 April 2, 2001
---------------------------------------------

             /s/ DR. HERBERT MAY                            Director                 April 2, 2001
---------------------------------------------