Form 10-K405/A
period 2000-12-31
POET HOLDINGS INC
filed 2001-04-30
CIK 1028425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KA
                            ------------------------
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 333-87267
                            ------------------------

                              POET HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      94-3221778
          (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                            ------------------------
                            999 BAKER WAY, SUITE 200
                          SAN MATEO, CALIFORNIA 94404
                                 (650) 286-4640
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $42,792,000 as of April 2, 2001, based upon the closing price on the Neuer Markt of the Frankfurt Stock Exchange reported for such data. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     The number of shares outstanding of each of the issuer's classes of common equity, as of April 2, 2001, was as follows: 10,818,429 shares of Common Stock, $0.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

                             ELECTION OF DIRECTORS

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item concerning the Company's executive officers, directors and control persons is contained in Part III of our form 10-K as previously filed.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors of the Company held a total of 9 meetings during the fiscal year ended December 31, 2000. No director serving during such fiscal year attended fewer than 50% of the aggregate of all meetings of the Board of Directors and the committees of the Board upon which such director served. The Board of Directors has two committees: the Audit Committee and the Compensation Committee.

THE AUDIT COMMITTEE

     The Audit Committee of the Board of Directors, which consists of directors Dr. Kohler and Jerome Lecoeur, was established on September 15, 1999 and met 3 times in the last fiscal year. The Audit Committee recommends engagement of the Company's independent public accountants. In addition, the Audit Committee is primarily responsible for approving the services performed by the Company's independent public accountants and for reviewing and evaluating the Company's accounting procedures and its system of internal accounting controls.

THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors, which consists of Dr. Kohler and Jerome Lecoeur, met 1 time during the last fiscal year. The Compensation Committee reviews and recommends to the Board of Directors the compensation of all of our officers and directors, including stock compensation and loans, and establishes and reviews general policies relating to the compensation of the Company's employees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the SEC). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). A late report on Form 4 was filed by David Guinther in December 2000 with respect to his exercise of a stock option in May 2000. A late report on Form 4 was filed by Michael Hogan in April 2000 with respect to his exercise of a stock option in January 2000. A late report on Form 4 was filed by Jerry Wong in April 2000 with respect to his exercise of a stock option in January 2000. A late report on Form 4 was filed by Carol Curry in April 2000 with respect to her exercise of a stock option in January 2000. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, other than the exceptions described in this paragraph, during fiscal 2000 all executive officers and directors of the Company complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company and the five next most highly compensated executive officers of the Company (the Named Executive Officers) for services rendered in all capacities to the Company in the fiscal years ended December 31, 1999 and December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                           COMPENSATION
                                                                              AWARDS
                                                                           ------------
                                                 ANNUAL COMPENSATION        SECURITIES
                                     FISCAL   --------------------------    UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITIONS          YEAR    SALARY($)(A)   BONUS($)(A)    OPTIONS(#)    COMPENSATION($)(A)
----------------------------         ------   ------------   -----------   ------------   ------------------
Dirk Bartels.......................   2000      $223,774       $10,000            --            $1,535(e)
  President and Chief Executive
     Officer                          1999       214,793           325                             433(e)
David Guinther.....................   2000       216,373(b)                   10,000               120(e)
  Vice President of Sales             1999       231,419(g)        325        40,000               303(e)
Robert Helgerth....................   2000       151,405(c)         --            --             5,525(f)
  Vice President of European Sales
  and Marketing
Michael Hogan......................   2000       160,000        48,500        37,500               108(e)
  Vice President of Corporate         1999       119,731        27,825                             433(e)
  Development
Jochen Witte.......................   2000       117,659(d)         --            --             6,821(f)
  Chief Financial Officer,
     Executive                        1999       162,618(h)         --                          14,000(f)
  Vice President of European
  Operations and General Manager
Jerry Wong.........................   2000       160,000        25,000            --               180(e)
  Executive Vice President of U.S.    1999       150,000           325        20,000               433(e)
  Operations and Vice President
  of Finance

---------------
(a) For Mssrs. Bartels, Helgerth and Witte, such amounts include U.S. dollar amounts converted from Deutsche Mark based on an exchange rate of DM2.12 to the dollar, the average exchange rate for 2000, and an exchange rate of DM1.84 to the dollar, the average exchange rate for 1999.

(b) Includes $72,373 earned as commissions.

(c) Includes $35,484 earned as commissions.

(d) Includes $25,103 earned as commissions.

(e) Consists of premiums paid by us for term life insurance.

(f) Represents the dollar value of the benefit to the executive officer for the company-sponsored automobile and of the remainder of a premium paid by us for term life insurance.

(g) Includes $106,419 earned as commissions.

(h) Includes $70,107 earned as commissions.

     OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information with respect to stock options granted to each of the named executive officers during the fiscal year ended December 31, 2000. All of these options were granted under our 1995 Stock Plan and have a term of 10 years, subject to earlier termination in the event the optionees' services to us cease.
See -- Incentive Stock Plans for a description of material terms of these options. In accordance with the rules of the U.S. Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option, the period from the grant date to the expiration date, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on assumed rates of appreciation and do not represent our estimate of our future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED
                              NUMBER        PERCENT OF                                          ANNUAL
                                OF        TOTAL OPTIONS                                     RATES OF STOCK
                            SECURITIES      GRANTED TO                                       APPRECIATION
                            UNDERLYING      EMPLOYEES         EXERCISE                    FOR OPTION TERM(3)
                             OPTIONS          DURING           PRICE       EXPIRATION   -----------------------
NAME                        GRANTED(#)      PERIOD(1)       ($/SHARE)(2)      DATE          5%          10%
----                        ----------   ----------------   ------------   ----------   ----------   ----------
Dirk Bartels..............        --            --                 --             --            --           --
David Guinther............    10,000           1.6              14.39         8/8/10    $   90,498   $  229,340
Robert Helgerth...........        --            --                 --             --            --           --
Michael Hogan.............    25,000           3.9              65.17       12/31/09    $1,024,627   $2,596,605
                              12,500           2.0              14.39        6/30/10    $  113,122   $  286,674
Jochen Witte..............        --            --                 --             --            --           --
Jerry Wong................        --            --                 --             --            --           --

---------------
(1) Based on an aggregate of 635,420 options we granted under the 1995 Stock Plan during the fiscal year ended December 31, 2000, to employees of and consultants to POET Holdings, including the named executive officers.

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

(3) Potential realizable values are (i) net of exercise price before taxes, (ii) based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term, (iii) based on the assumption that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price and converted from euros to U.S. dollars at an exchange rate reported by The Wall Street Journal for December 31, 2000 of $0.942 per euro. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect the Company's estimate of future stock price growth.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth stock option exercises and the value of unexercised stock options held by the named executive officers during the last fiscal year.

                                                         NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED         IN-THE-MONEY
                                                       OPTIONS AT DECEMBER 31,          OPTIONS AT
                           SHARES          VALUE                 2000              DECEMBER 31, 2000(2)
                          ACQUIRED        REALIZED     ------------------------    ---------------------
NAME                   ON EXERCISE(#)      ($)(1)       VESTED        UNVESTED     VESTED       UNVESTED
----                   --------------    ----------    --------      ----------    -------      --------
Dirk Bartels.........          --        $       --         --             --      $    --      $     --
David Guinther.......      21,597         1,136,942      8,941         34,962       58,629       199,973
Robert Helgerth......          --                --     29,166         70,834           --            --
Michael Hogan........      56,200         1,419,612      6,250         31,250           --            --
Jochen Witte (3).....          --                --        562            438        4,951         3,113
Jerry Wong...........      32,500           237,883      5,416         22,084           --        77,175

---------------
(1) Market value of the Company's Common Stock at the exercise date minus the exercise price.

(2) Market value of the Company's Common Stock at fiscal year-end minus the exercise price. The market value of the Company's Common Stock on December 31, 2000, was $10.84 per share, based on an exchange rate of $0.942 per 1.00 euro, the exchange rate in effect on December 29, 2000, as reported by The Wall Street Journal.

(3) Includes 1,000 options granted to Mrs. Witte, an employee.

DIRECTOR COMPENSATION

     In fiscal year 2000, members of the Board of Directors were not compensated in cash for their services as members of the Board of Directors, although they were reimbursed for some of their expenses incurred in connection with attendance at Board and Committee meetings.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 31, 2001, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, (ii) each director and each nominee for director to the Company,
(iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all current executive officers and directors of the Company as a group. The number and percentage of shares beneficially owned are based on the aggregate of 10,818,429 shares of Common Stock outstanding as of March 31, 2001. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

                                                              NUMBER OF    PERCENT OF
NAMES AND ADDRESSES OF BENEFICIAL OWNERS(1)                    SHARES        TOTAL
-------------------------------------------                   ---------    ----------
OFFICERS AND DIRECTORS:
Dirk Bartels................................................    789,836       7.30%
David Guinther(2)...........................................     15,473          *
Robert Helgerth.............................................         --         --
Michael Hogan(3)............................................     43,799          *
Volker Smid.................................................         --         --
Jorg Tewes(4)...............................................     31,458          *
Jochen Witte(5).............................................    438,019       4.05%
Jerry Wong(6)...............................................     38,906          *
Gert Kohler(7)..............................................  1,162,935      10.93%
  c/o European Technologies Holding N.V
  De Biender 5
  NL-1852 ED Heiloo, The Netherlands
Jerome Lecoeur(8)...........................................    563,298       5.29%
  c/o INNOVACOM 1
  23 Rue Royale
  75008 Paris, France
All directors and executive officers as a group (11           3,197,963      30.04%
  persons)..................................................
5% STOCKHOLDERS:
European Technologies Holding N.V.(9).......................  1,102,444      10.36%
  De Biender 5
  NL-1852 ED Heiloo, The Netherlands
INNOVACOM 1(10).............................................    552,589       5.19%
  23 Rue Royale
  75008 Paris, France
El Dorado Ventures(11)......................................    552,672       5.19%
  2400 Sand Hill Road, Suite 200
  Menlo Park, CA 94025
Sigma Partners(12)..........................................    552,670       5.19%
  2884 Sand Hill Road, Suite 121
  Menlo Park, CA 94025

---------------
  *  Represents less than 1%.

 (1) Unless otherwise indicated, the address of each officer, director or 5% stockholder is c/o POET Holdings, Inc., 999 Baker Way, Suite 200, San Mateo, California 94404.

 (2) Includes 12,579 shares issuable upon exercise of options held by Mr. Guinther exercisable within 60 days of March 31, 2000.

 (3) Includes 7,570 shares subject to right of repurchase by us, which lapses over time.

 (4) Includes 1,458 shares subject to right of repurchase by us, which lapses over time.

 (5) Includes 150,000 shares held by Mrs. Witte and 666 shares issuable upon exercise of an option held by Mrs. Witte exercisable within 60 days of March 31, 2000.

 (6) Includes 9,583 shares issuable upon exercise of options held by Mr. Wong exercisable within 60 days of March 31, 2000.

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

                                          POET HOLDINGS, INC.

                                          By: /s/     DIRK BARTELS
                                            ------------------------------------
                                                        Dirk Bartels
                                                       President and
                                                  Chief Executive Officer

                                            Date: April 30, 2001

                                            Date: April 30, 2001

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

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----

                         *                           President, Chief Executive           April 30, 2001
---------------------------------------------------    Officer and Director
                   Dirk Bartels

                         *                           Chief Financial Officer              April 30, 2001
---------------------------------------------------
                   Jochen Witte

                  /s/ JERRY WONG                     Executive Vice President of U.S.     April 30, 2001
---------------------------------------------------    Operations and Vice President
                    Jerry Wong                         of Finance (Principal Financial
                                                       and Accounting Officer)

                         *                           Director                             April 30, 2001
---------------------------------------------------
                    Gert Kohler

                         *                           Director                             April 30, 2001
---------------------------------------------------
                  Jerome Lecoeur

                         *                           Director                             April 30, 2001
---------------------------------------------------
                  Dr. Herbert May

               By: /s/ DIRK BARTELS                                                       April 30, 2001
  ----------------------------------------------
                   Dirk Bartels,
                (Attorney-in-fact)