Form 10-Q
period 2001-03-31
POET HOLDINGS INC
filed 2001-05-15
CIK 1028425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

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

                                ----------------

                            999 BAKER WAY, SUITE 200
                           SAN MATEO, CALIFORNIA 94404
                                 (650) 286-4640

 (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                                ----------------

     Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The number of shares outstanding of the Registrant's Common Stock on March 31, 2001 was 10,818,429 shares.

                      POET HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                                                              PAGE
                                                                                                                              ----
PART I:    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
           Unaudited Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                                3
           Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss - Three Months
           ended March 31, 2001 and 2000                                                                                         4
           Unaudited Condensed Consolidated Statements of Cash Flows - Three Months ended March 31, 2001 and 2000                5
           Notes to Unaudited Condensed Consolidated Financial Statements                                                        6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                                 8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                           12

PART II:   OTHER INFORMATION                                                                                                    13
Item 1.    Legal Proceedings                                                                                                    13
Item 2.    Changes to Securities and Use of Proceeds                                                                            13
Item 3.    Defaults Upon Senior Securities                                                                                      13
Item 4.    Submission of Matters to a Vote of Security Holders                                                                  13
Item 5.    Other Information                                                                                                    13
Item 6.    Exhibits and Reports on Form 8-K                                                                                     13

SIGNATURES

Note Regarding Forward Looking Statements
In addition to historical information, this Form 10-Q contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" in POET Holding's Annual Report on Form 10-K dated March 31, 2001 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                      POET HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)


                                                                                   March 31,      December 31,
                                                                                     2001             2000
                                                                                   ---------      ------------
                                        ASSETS

Current assets:
   Cash and equivalents                                                            $ 21,337        $ 18,747
   Short-term investments                                                                --          10,421
   Accounts receivable (net of allowances of $440 and $478 in 2001 and 2000,
     respectively)                                                                    2,910           3,751
   Inventories and other current assets                                                 464             438
                                                                                   --------        --------
     Total current assets                                                            24,711          33,357
Property, furniture and equipment, net                                                1,478           1,308
Long-term investments                                                                 9,013           4,003
Other assets                                                                            335             239
                                                                                   --------        --------
Total assets                                                                       $ 35,537        $ 38,907
                                                                                   ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $  1,359        $  1,252
   Accrued liabilities                                                                2,054           1,891
   Deferred revenue                                                                   1,247           1,043
   Current portion of debt (including capital lease obligations)                        225             244
                                                                                   --------        --------
     Total current liabilities                                                        4,885           4,430
                                                                                   --------        --------
Long term obligation                                                                     --              95
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares
     outstanding                                                                         --              --
   Common stock, $0.001 par value; 100,000,000 shares authorized
   Shares outstanding:  2001 - 10,818,429; 2000 - 10,818,867;                            11              11
   Additional paid in capital                                                        66,218          66,217
   Deferred stock compensation                                                         (295)           (353)
   Accumulated deficit                                                              (35,509)        (31,893)
   Accumulated other comprehensive income                                               227             400
                                                                                   --------        --------
     Total stockholders' equity                                                      30,652          34,382
                                                                                   --------        --------
Total liabilities and stockholders' equity                                         $ 35,537        $ 38,907
                                                                                   ========        ========

* Balance sheet as of December 31, 2000 derived from audited financial statements in Poet Holdings, Inc. Annual Report on Form 10-K.

                      POET HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2001            2000
                                                                 -----------     ------------
Revenues:
    Product                                                         $  1,790        $  2,017
    Consulting and training                                              464             369
    Support and maintenance                                              495             385
                                                                    --------        --------
Total revenues                                                         2,749           2,771
                                                                    --------        --------
Operating expenses:
    Cost of product                                                       66              78
    Cost of consulting and training                                      260             272
    Cost of support and maintenance                                      319             232
    Selling and marketing                                              4,080           2,830
    Research and development                                           1,146             957
    General and administrative                                           865             624
    Amortization of deferred stock compensation (*)                       56             145
                                                                    --------        --------
                Total operating expenses                               6,792           5,138
                                                                    --------        --------
Operating loss                                                        (4,043)         (2,367)
                                                                    --------        --------
Other income (expense):
    Interest expense                                                      (9)            (11)
    Interest income and other, net                                       475             630
                                                                    --------        --------
    Total other income (expense), net                                    466             619
                                                                    --------        --------
Loss before income taxes                                              (3,577)         (1,748)
Income tax benefit (expense)                                             (39)             --
                                                                    --------        --------
Net loss                                                            $ (3,616)       $ (1,748)
                                                                    ========        ========
Other comprehensive income (loss)                                       (173)            (23)
                                                                    --------        --------
Comprehensive loss                                                  $ (3,789)       $ (1,771)
                                                                    ========        ========
Basic and diluted net loss per share (Note 1)                       $  (0.34)       $  (0.17)
Shares used in computing basic and diluted net loss per share         10,784          10,574

 (*) Amortization of deferred stock compensation
     Cost of consulting and training                                $      6        $     17
     Cost of support and maintenance                                       3               7
     Selling and marketing                                                24              66
     Research and development                                             17              41
     General and administrative                                            6              14
                                                                    --------        --------
                                                                    $     56        $    145
                                                                    ========        ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                      POET HOLDINGS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                        2001             2000
                                                                                    -----------      -----------
Cash flows from operating activities:
Net Loss                                                                              $ (3,616)       $ (1,748)
   Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization                                                           181              97
   Amortization of deferred stock compensation                                              56             145
   Amortization of investment discounts                                                    (39)           (418)
   Changes in assets and liabilities:
      Accounts receivable                                                                  715             (13)
      Inventories and other current assets                                                 (41)            (22)
      Other assets                                                                        (117)            (45)
      Accounts payable and accrued liabilities                                             347            (871)
      Deferred revenue                                                                     217             269
                                                                                      --------        --------
        Net cash used for operating activities                                          (2,297)         (2,606)

Cash flows from investing activities
   Purchases of property, furniture and equipment                                         (406)           (212)
   Purchases of short-term and long-term investments                                    (9,000)        (30,906)
   Proceeds from sales and maturities of short-term investments                         14,418           5,354
                                                                                      --------        --------
        Net cash provided by (used in) investing activities                              5,012         (25,764)

Cash flows from financing activities:

   Repayments of debt                                                                      (58)           (121)
   Common stock issued, net of issuance costs                                                4             106
                                                                                      --------        --------
        Net cash used in financing activities                                              (54)            (15)

Effect of exchange rate changes on cash and equivalents                                    (71)            (21)
                                                                                      --------        --------
Increase (decrease) in cash and equivalents                                              2,590         (28,406)
Cash and equivalents - beginning of period                                              18,747          35,039
                                                                                      --------        --------
Cash and equivalents - end of period                                                  $ 21,337        $  6,633
                                                                                      ========        ========

Supplemental disclosure of cash flow information:
   Interest paid                                                                      $      4        $     13
                                                                                      ========        ========
   Taxes paid                                                                         $     47        $     20
                                                                                      ========        ========
 Non-cash financing and investment activities:
    Deferred stock compensation                                                       $     (2)       $    (79)
                                                                                      ========        ========

See Notes to Unaudited Condensed Consolidated Financial Statements

                      POET HOLDINGS, INC. AND SUBSIDIARIES

1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of POET's financial position as of March 31, 2001 the results of operations and comprehensive loss for the three month periods ended March 31, 2001 and 2000 and cash flows for the three month periods ending March 31, 2001 and 2000.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 2000 Annual Report on Form 10-K dated March 31, 2001 as filed with the SEC.

2. BALANCE SHEET COMPONENTS

INVESTMENTS

Investments with original maturities greater than three months and less than one year are classified as short-term investments. Investments with original maturities one year or greater are classified as long-term investments. The Company accounts for investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company's policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. The Company has classified all of its investments as available-for-sale securities. While the Company's practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains or losses being excluded from earnings and reported as a separate component of stockholder's equity. Cost is based on the specific identification method for purposes of computing realized gains and losses.

Investments include the following available-for-sale securities at March 31, 2001 (in thousands):

                                                               GROSS         GROSS
                                                            UNREALIZED    UNREALIZED  ESTIMATED FAIR
                                            AMORTIZED COST     GAINS         LOSS         VALUE
                                            --------------  ----------    ----------  --------------
Money market funds                              $    122                                 $    122
Commercial paper                                  20,167            4                      20,171
U.S. government agencies                           9,075                        (62)        9,013
                                                --------     --------      --------      --------
        Total available for sale securities     $ 29,364     $      4      $    (62)     $ 29,306
                                                ========     ========      ========      ========
Included in cash and cash equivalents             20,289            4                      20,293
Included in short-term investments                                                             --
Included in long-term investments                  9,075                        (62)        9,013
                                                --------     --------      --------      --------
        Total available for sale securities     $ 29,364     $      4      $    (62)     $ 29,306
                                                ========     ========      ========      ========

Investments include the following available-for-sale securities at December 31, 2000 (in thousands):

                                                               GROSS         GROSS
                                                            UNREALIZED    UNREALIZED  ESTIMATED FAIR
                                            AMORTIZED COST     GAINS         LOSS         VALUE
                                            --------------  ----------    ----------  --------------
Money market funds                              $  3,878                                 $  3,878
Commercial paper                                  22,032            9                      22,041
U.S. government agencies                           4,030                        (27)        4,003
                                                --------     --------      --------      --------
        Total available for sale securities     $ 29,940     $      9      $    (27)     $ 29,922
                                                ========     ========      ========      ========
Included in cash and cash equivalents             15,494            4                      15,498
Included in short-term investments                10,416            5                      10,421
Included in long-term investments                  4,030                        (27)        4,003
                                                --------     --------      --------      --------
        Total available for sale securities     $ 29,940     $      9      $    (27)     $ 29,922
                                                =========    ========      ========      ========

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        --------------------
                                                                          2001         2000
                                                                        -------      -------
Net loss (numerator), basic and diluted                                 $(3,616)     $(1,748)
Shares (denominator):
   Weighted average common shares outstanding                            10,820       10,627
   Weighted average common shares outstanding subject to repurchase         (36)         (53)
                                                                        -------      -------
Shares used in computing basic and diluted net loss per share            10,784       10,574
                                                                        =======      =======
Net loss per share basic and diluted                                    ($ 0.34)     ($ 0.17)
                                                                        =======      =======

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:


                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                          2001               2000
                                                       ----------          --------
    Shares of common stock subject to repurchase           17,613            50,561
    Outstanding options                                 1,097,573           815,509
    Warrants                                               55,739            86,406
                                                       ----------          --------
    Total                                               1,170,925           952,476
                                                       ==========          ========
    Weighted average exercise price of options         $     23.3          $  23.39
                                                       ==========          ========
    Weighted average exercise price of warrants        $     6.88          $   6.96
                                                       ==========          ========

4. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information and facilitate effective business-to-business processes and information exchange over the internet. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

                             THREE MONTHS ENDED
                                  MARCH 31,
                             ------------------
                              2001        2000
                             ------      ------
Revenues (1):
United States............    $1,333      $1,294
Germany..................     1,416       1,477
                             ------      ------
                             $2,749      $2,771
                             ======      ======

-------------------

(1) Revenues are broken out geographically by the ship-to location of the customer.

                                   MARCH 31,   DECEMBER 31,
                                     2001          2000
                                   ---------   ------------
  Long lived assets:
  United States.................    $  532        $  496
  Germany.......................       946           812
                                    ------        ------
                                    $1,478        $1,308


5. DISPOSITION OF PRODUCT LINE

In September 2000, the Company sold the Content Management Suite (CMS) product line to Sorman Information AB, Vaxjo, a Swedish company. The agreement provides that Sorman will assume the intellectual property rights for CMS worldwide except for the United States, Canada and South Korea and the obligations associated with the European CMS customer base. In March 2001, Sorman exercised an exclusive option to assume the intellectual property rights for the United States and Canada. The agreement includes a license fee arrangement which would provide license revenues to POET based upon future CMS sales by Sorman within the next three years. As of March 31, 2001, no CMS royalties have been derived from this agreement.

6. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The implementation of SAB No. 101 in 2000 had no effect on the Company's financial statements.

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," which delayed the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for Poet's fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has completed its evaluation of the impact of reporting SFAS 133 and has concluded that its adoption did not have a material effect on its consolidated financial statements.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25." Interpretation No. 44 is effective July 1, 2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically: the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did have a material impact on our financial position or results of operations.

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

OVERVIEW

We are a provider of innovative software infrastructure and solutions that allow organizations to efficiently share, manage and manipulate complex data and facilitate effective business-to-business processes and information exchange over the Internet. Our object database management system utilizes and supports complex, multidimensional data models, or frameworks within a database for the organization of information elements and their interrelationships, and standard Internet programming languages. Our database system allows software vendors and original equipment manufacturers, or manufacturers who develop and produce products incorporating another company's product, to build efficient, high performance applications that are fully integrated, easy to use and cost efficient. Our Internet solutions are self-service applications allowing supplier organizations and Net Marketplaces to efficiently create, manage and distribute customized catalog data over the Internet. Our solutions leverage the Internet as a new means to increase customer relationships, accelerate business processes and reduce costs. Our open systems approach, which works with a variety of tools, hardware, software and networks, allows our customers to rapidly develop applications using our database products and customize our Internet solutions for work with a variety of standard application environments and third-party tools without having to make any significant adjustments to their existing internal information technology systems. It is our objective to make complex applications simple and affordable for a large group of organizations by providing sophisticated, easy to use and powerful software products that leverage the Internet.

From commencement of our operations in March 1995 through March 2001, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of March 31, 2001, we had an accumulated deficit of $35.5 million, and for the three months ended March 31, 2001, our net loss was $3.6 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE QUARTER ENDED MARCH 31 2001 TO THE QUARTER ENDED MARCH 31, 2000

Total revenues decreased 1% from $2.8 million for the quarter ended March 31, 2000 to $2.7 million for the quarter ended March 31, 2001. Product revenues decreased 11% from $2.0 million for the quarter ended March 31, 2000 to $1.8 million for the quarter ended March 31, 2001. The decrease in product revenue was primarily attributable to a decrease in sales of our FastObjects product suite, offset by an increase in sales of our ESS product suite. The overall decrease in product revenues appears to be partly attributable to industry wide decreases in IT spending throughout the United States and Europe brought upon by uncertainties surrounding the current economic conditions. Consulting and training revenues increased 26% from $369,000 for the quarter ended March 31, 2000 to $464,000 for the quarter ended March 31, 2001. The increase in consulting and training revenues was primarily due to one significant consulting engagement in the quarter ended March 31, 2001 which did not occur in the quarter ended March 31, 2000. Support and maintenance revenues increased 28% from $385,000 for the quarter ended March 31, 2000 to $495,000 for the quarter ended March 31, 2001. The increase in support and maintenance revenues was primarily due to an overall increase in support and maintenance customers.

Cost of product revenues decreased 15% from $78,000 in the quarter ended March 31, 2000 to $66,000 in the quarter ended March 31, 2001. This decrease was primarily attributable to decreased license fees. Cost of consulting and training revenues decreased 4% from $272,000 in the quarter ended March 31, 2000 to $260,000 in the quarter ended March 31, 2001. This decrease was primarily attributable to a decrease in personnel and related compensation. The gross margin for consulting and training increased to 44% in the quarter ended March 31, 2001 from 26% in the quarter ended March 31, 2000, primarily as a result of an increase in consulting revenues without a significant increase in our consulting and training personnel. Cost of support and maintenance revenues increased 38% from $232,000 in the quarter ended March 31, 2000 to $319,000 in the quarter ended March 31, 2001. The increase was primarily attributable to an increase in personnel and related compensation. The gross margin for support and maintenance decreased to 36% in the quarter ended March 31, 2001 from 40% in the quarter ended March 31, 2000 primarily as a result of the increase in support and maintenance personnel.

Selling and marketing expenses increased 44% from $2.8 million in the quarter ended March 31, 2000 to $4.1 million in the quarter ended March 31, 2001. Selling expenses increased primarily as a result of an increase in sales personnel and related compensation. Marketing expenses increased primarily as a result of increased spending on telemarketing and brand development, as well as an increase in personnel and related compensation.

Research and development expenses increased 20% from $957,000 in the quarter ended March 31, 2000 to $1.1 million in the quarter ended March 31, 2001. This increase was primarily attributable to an increase in personnel and related compensation.

General and administrative expenses increased 39% from $624,000 in the quarter ended March 31, 2000 to $865,000 in the quarter ended March 31, 2001. The increase was primarily attributable to an increase in personnel and related compensation and corporate development efforts.

Other, net decreased to income of $466,000 in the quarter ended March 31, 2001, from income of $619,000 in the quarter ended March 31, 2000. The decrease was primarily attributable to interest income earned on lower cash and cash equivalent and investment balances in the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

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

As of March 31, 2001, we had $21.3 million in cash and cash equivalents, $9.0 million in long-term investments and $19.8 million in working capital. As of December 31, 2000, we had $18.7 million in cash and cash equivalents, $10.4 million in short-term investments, $4.0 million in long-term investments and $28.9 million in working capital. The decrease in working capital was primarily due to increased long-term investments and operating activities.

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2001 and $2.6 million for the three months ended March 31, 2000. Net cash used in operating activities for the three months ended March 31, 2001 primarily reflects the net loss, the changes in accounts receivables, other current assets and liabilities and the amortization of investment discounts for the period.

Net cash provided by investing activities was $5.0 million for the three months ended March 31, 2001 and net cash used in investing activities was $25.8 million for the three months ended March 31, 2000. Investing activities reflect proceeds from the sale and maturity of short-term and long-term investments, as well as purchases of short-term and long-term investments and purchases of property, furniture and equipment in each period. Short-term investments are securities with an original maturity of greater than three months and less than a year. Long-term investments are securities with an original maturity of one year or greater. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

Net cash used in financing activities was $55,000 for the three months ended March 31, 2001 and $15,000 for the three months ended March 31, 2000. Our financing activities for the three months ended March 31, 2001 and 2000 provided cash primarily through the issuance of common stock and used cash primarily to repay debt in the form of loans and capital leases, respectively.

In 1997, our subsidiary, POET Software GmbH, entered into a loan agreement with IKB Deutsche Industriebank in the amount of DM 1.5 million (approximately $673,000 based on the U.S. Dollar/Deutsche Mark exchange rate at March 31, 2001) bearing interest at 7% per year with principal payments due quarterly of DM 125,000 commencing on September 15, 1999 and ending on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at March 31, 2001 was DM 500,000 (approximately $224,000 based on the U.S. Dollar/Deutsche Mark exchange rate at March 31, 2001). We have guaranteed the payment of principal and interest under this loan.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and cash equivalents, short-term investments and long-term investments, which consists primarily of investments in commercial paper, money market accounts and federal government agencies, and reported at an aggregate fair market value of $30.3 million as of March 31, 2001. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at March 31, 2001, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the inter-company balance with our German subsidiary and with an outstanding loan to a services provider. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars, Deutsche Marks or the euro. Transaction gains or losses have not been significant in the past and there is no hedging activity on the Deutsche Mark, the euro or other currencies. Based on the inter-company balance of $1.5 million a hypothetical 10% adverse change in the Deutsche Mark or euro against U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such inter-company balances, third-party loan receivable balances or of other account balances denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits

         None

    b)   Reports on Form 8-K


     (1) Current report on Form 8-K filed on April 25, 2001- in regards to the announcement of the preliminary financial results for the quarter ended March 31, 2001.

     (2) Current report on Form 8-K filed on April 5, 2001in regards to the announcement of the preliminary financial results for the quarter ended March 31, 2001.

     (3) Current report on Form 8-K filed on January 31, 2001in regards to the announcement of the preliminary financial results for the quarter and year ended December 31, 2000.

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

                                                                                                          NUMBER OF SECURITIES
                                                                                                         UNDERLYING UNEXERCISED
                                                                                                       OPTIONS AT MARCH 31, 2001
                                                                         NUMBER OF    PERCENT          -------------------------
NAMES AND ADDRESSES OF BENEFICIAL OWNERS (1)                               SHARES     OF TOTAL           VESTED       UNVESTED
--------------------------------------------                             ---------    --------         ---------     -----------
OFFICERS AND DIRECTORS:
Dirk Bartels......................................................         789,836      7.30%                --            --
David Guinther (2)................................................          15,473        *              10,822        33,081
Robert Helgerth...................................................              --        --             35,416        64,584
Michael Hogan (3).................................................          43,799        *               8,612        26,688
Herbert May                                                                     --        --                 --        20,000
Volker Smid.......................................................              --        --             21,875        90,625
Jorg Tewes (4)....................................................          31,348        *               6,666        13,334
Jochen Witte (5)..................................................         438,019      4.05%               624           376
Jerry Wong (6)....................................................          38,906        *               7,916        19,584
Gert Kohler (7)...................................................       1,162,935     10.93%             5,000        20,000
    c/o European Technologies Holding N.V.
    De Biender 5
    NL-1852 ED Heiloo, The Netherlands

                                                                                                          NUMBER OF SECURITIES
                                                                                                         UNDERLYING UNEXERCISED
                                                                                                       OPTIONS AT MARCH 31, 2001
                                                                         NUMBER OF    PERCENT          -------------------------
NAMES AND ADDRESSES OF BENEFICIAL OWNERS (1)                               SHARES     OF TOTAL           VESTED       UNVESTED
--------------------------------------------                             ---------    --------         ---------     -----------
Jerome Lecoeur (8)................................................         563,298      5.29%             5,000        20,000
    c/o INNOVACOM 1
    23 Rue Royale
    75008 Paris, France
All directors and executive officers as a group (11 persons)......       3,197,963     30.04%           101,931       308,272
5% STOCKHOLDERS:
European Technologies Holding N.V. (9)............................       1,102,444     10.36%               n/a           n/a
    De Biender 5
    NL-1852 ED Heiloo, The Netherlands
INNOVACOM 1 (10)..................................................         552,589      5.19%               n/a           n/a
    23 Rue Royale
    75008 Paris, France
El Dorado Ventures (11)...........................................         552,672      5.19%               n/a           n/a
    2400 Sand Hill Road, Suite 200
    Menlo Park, CA 94025
Sigma Partners (12)...............................................         552,670      5.19%               n/a           n/a
    2884 Sand Hill Road, Suite 121
    Menlo Park, CA 94025

---------------------------
*    Represents less than 1%.

(1) Unless otherwise indicated, the address of each officer, director or 5% stockholder is c/o POET Holdings, Inc., 999 Baker Way, Suite 200, San Mateo, California 94404.

(2) Includes 12,579 shares issuable upon exercise of options held by Mr. Guinther exercisable within 60 days of March 31, 2001.

(3) Includes 7,570 shares subject to right of repurchase by us, which lapses over time.

(4) Includes 1,458 shares subject to right of repurchase by us, which lapses over time.

(5) Includes 150,000 shares held by Mrs. Witte and 666 shares issuable upon exercise of an option held by Mrs. Witte exercisable within 60 days of March 31, 2001. Includes an option to purchase 1,000 shares held by Mrs. Witte.

(6) Includes 9,583 shares issuable upon exercise of options held by Mr. Wong exercisable within 60 days of March 31, 2001.

(7) Comprised of 1,084,877 shares and a warrant to purchase 17,567 shares held by European Technologies Holding N.V., 48,393 shares held by Innovationsfonds Schleswig-Holstein & Hamburg GmbH and 12,098 shares held by TH Fonds VC GbmH. Dr. Kohler is a principal of European Technologies Holding N.V. and is a director of POET Holdings. Dr. Kohler disclaims beneficial ownership of shares held by European Technologies Holding N.V., Innovationsfonds Schleswig-Holstein & Hamburg GmbH and TH Fonds VC GmbH, except to the extent of his proportional interest in those entities.

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

POET HOLDINGS, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2001.


                                        POET Holdings, Inc.
                                        (Registrant)

                                        By:  /s/  DIRK BARTELS
                                            -----------------------------
                                            Dirk Bartels
                                            President,
                                            Chief Executive Officer and Director