Form 10-Q
period 2001-06-30
POET HOLDINGS INC
filed 2001-08-14
CIK 1028425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number: 333-87267

POET HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3221778 (I.R.S. Employer Identification No.)

999 BAKER WAY, SUITE 200
SAN MATEO, CALIFORNIA 94404
(650) 577-2500

(Address, including zip code, of Registrant’s principal executive offices and telephone number, including area code)

     Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The number of shares outstanding of the Registrant’s Common Stock on June 30, 2001 was 10,859,835 shares.

POET HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

INDEX

SIGNATURES

Note Regarding Forward Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in POET Holding’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

Assets

	June 30,	December 31,
	2001	2000

Current assets:

Cash and equivalents	$18,928	$18,747

Short-term investments	4,006	10,421

Accounts receivable (net of allowances of $448 and $478 in 2001 and 2000, respectively)	2,628	3,751

Inventories and other current assets	467	438

Total current assets	26,029	33,357

Property, furniture and equipment, net	1,335	1,308

Long-term investments	4,008	4,003

Other assets	327	239

Total assets	$31,699	$38,907

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$909	$1,252

Accrued liabilities	1,731	1,891

Deferred revenue	1,072	1,043

Current portion of debt (including capital lease obligations)	163	244

Total current liabilities	3,875	4,430

Long term obligation	—	95

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding	—	—

Common stock, $0.001 par value; 100,000,000 shares authorized

Shares outstanding: 2001 – 10,859,835; 2000 – 10,818,867	11	11

Additional paid in capital	66,304	66,217

Deferred stock compensation	(239)	(353)

Accumulated deficit	(38,364)	(31,893)

Accumulated other comprehensive income	112	400

Total stockholders’ equity	27,824	34,382

Total liabilities and stockholders’ equity	$31,699	$38,907

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues:

Product	$1,974	$1,981	$3,764	$3,998

Consulting and training	352	267	816	635
Support and maintenance	479	414	974	800

Total revenues	2,805	2,662	5,554	5,433

Operating expenses:

Cost of product	58	99	124	177

Cost of consulting and training	319	266	579	538

Cost of support and maintenance	302	338	621	570

Selling and marketing	3,350	3,071	7,430	5,901

Research and development	1,028	1,232	2,174	2,189

General and administrative	820	903	1,685	1,527

Amortization of deferred stock compensation (*)	56	128	112	273

Total operating expenses	5,933	6,037	12,725	11,175

Operating loss	(3,128)	(3,375)	(7,171)	(5,742)

Other income (expense):

Interest expense	(5)	(10)	(14)	(21)

Interest income and other, net	279	639	754	1,269

Total other income (expense), net	274	629	740	1,248

Loss before income taxes	(2,854)	(2,746)	(6,431)	(4,494)

Income tax benefit (expense)	—	(41)	(39)	(41)

Net loss	$(2,854)	$(2,787)	$(6,470)	$(4,535)

Other comprehensive income (loss)	(115)	(133)	(288)	(156)

Comprehensive loss	$(2,969)	$(2,920)	$(6,758)	$(4,691)

Basic and diluted net loss per share (Note 1)	$(0.26)	$(0.26)	$(0.60)	$(0.43)

Shares used in computing basic and diluted net loss per share	10,818	10,618	10,806	10,596

(*) Amortization of deferred stock compensation

Cost of consulting and training	$6	$14	$12	$31

Cost of support and maintenance	3	6	5	13

Selling and marketing	25	56	49	122

Research and development	16	38	33	79

General and administrative	6	14	13	28

	$56	$128	$112	$273

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net Loss	$(6,470)	$(4,535)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	340	236

Amortization of deferred stock compensation	112	273

Amortization of investment discounts	(271)	(1,067)

Changes in assets and liabilities:

Accounts receivable	943	(649)

Inventories	(50)	(15)

Other Current Assets	1	(2,453)

Other assets	(112)	(45)

Accounts payable and accrued liabilities	(377)	207

Deferred revenue	47	237

Net cash used for operating activities	(5,837)	(7,811)

Cash flows from investing activities

Purchases of property, furniture and equipment	(446)	(729)

Proceeds from sales and maturities of short-term investments	19,599	21,403

Purchases of short-term investments	(13,000)	(46,225)

Net cash provided by (used in) investing activities	6,153	(25,551)

Cash flows from financing activities:

Repayments of debt	(112)	(184)

Common stock issued, net of issuance costs	89	306

Net cash provided by (used) in financing activities	(23)	122

Effect of exchange rate changes on cash and equivalents	(112)	(71)

Increase (decrease) in cash and equivalents	181	(33,311)

Cash and equivalents — beginning of period	18,747	35,039

Cash and equivalents — end of period	$18,928	$1,728

Supplemental disclosure of cash flow information:

Interest paid	$9	$29

Taxes paid	$47	$19

Non-cash financing and investment activities:

Deferred stock compensation	$(2)	$(107)

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES

1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of POET’s financial position as of June 30, 2001, the results of operations and comprehensive loss for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six month periods ending June, 2001 and 2000.

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s 2000 Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the SEC.

2. BALANCE SHEET COMPONENTS

INVESTMENTS

Investments with original maturities greater than three months and less than one year are classified as short-term investments. Investments with original maturities one year or greater are classified as long-term investments. The Company accounts for investments in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. The Company has classified all of its investments as available-for-sale securities. While the Company’s practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains or losses being excluded from earnings and reported as a separate component of stockholder’s equity. Cost is based on the specific identification method for purposes of computing realized gains and losses.

Investments include the following available-for-sale securities at June 30, 2001 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Money market funds	$16,732	$—	$—	$16,732

Commercial paper	1,026			1,026

U.S. government agencies	8,117		(103)	8,014

Total available for sale securities	$25,875	$—	$(103)	$25,772

Included in cash and cash equivalents	17,758			17,758

Included in short-term investments	4,043		(37)	4,006

Included in long-term investments	4,074		(66)	4,008

Total available for sale securities	$25,875	$—	$(103)	$25,772

Investments include the following available-for-sale securities at December 31, 2000 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Money market funds	$3,878			$3,878

Commercial paper	22,032	9		22,041

U.S. government agencies	4,030		(27)	4,003

Total available for sale securities	$29,940	$9	$(27)	$29,922

Included in cash and cash equivalents	15,494	4		15,498

Included in short-term investments	10,416	5		10,421

Included in long-term investments	4,030		(27)	4,003

Total available for sale securities	$29,940	$9	$(27)	$29,922

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2001	2000	2001	2000

Net loss (numerator), basic and diluted	$(2,854)	$(2,787)	$(6,470)	$(4,535)

Shares (denominator):

Weighted average common shares outstanding	10,833	10,667	10,826	10,647

Weighted average common shares outstanding subject to repurchase	(15)	(49)	(20)	(51)

Shares used in computing basic and diluted net loss per share	10,818	10,618	10,806	10,596

Net loss per share basic and diluted	($0.26)	($0.26)	($0.60)	($0.43)

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	SIX MONTHS ENDED JUNE 30,

	2001	2000

Shares of common stock subject to repurchase	12,857	47,663

Outstanding options	1,172,728	717,337

Warrants	55,739	55,739

Total	1,241,324	820,739

Weighted average exercise price of options	$21.32	$29.13

Weighted average exercise price of warrants	$6.88	$6.88

4.     SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information and facilitate effective business-to-business processes and information exchange over the internet.

The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30 ,

	2001	2000	2001	2000

Revenues (1):

United States	$1,444	$1,317	$2,776	$2,612

Germany	1,361	1,345	$2,778	2,821

	$2,805	$2,662	$5,554	$5,433

(1)	Revenues are broken out geographically by the ship-to location of the customer.

	JUNE 30,	DECEMBER 31,
	2001	2000

Long lived assets:

United States	$473	$496

Germany	862	812

	$1,335	$1,308

5. DISPOSITION OF PRODUCT LINE

In September 2000, the Company sold the Content Management Suite (CMS) product line to Sörman Information AB, Växjö, a Swedish company. The agreement provides that Sörman will assume the intellectual property rights for CMS worldwide except for the United States, Canada and South Korea and the obligations associated with the European CMS customer base. In March 2001, Sörman exercised an exclusive option to assume the intellectual property rights for the United States and Canada. The agreement includes a license fee arrangement which would provide license revenues to POET based upon future CMS sales by Sörman within the next three years. As of June 30, 2001, no CMS royalties have been derived from this agreement.

6. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The implementation of SAB No. 101 in 2000 had no effect on the Company’s financial statements.

     In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS 133,” which delayed the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for Poet’s fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has completed its evaluation of the impact of reporting SFAS 133 and has concluded that its adoption did not have a material effect on its consolidated financial statements.

     In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB No. 25.” Interpretation No. 44 is effective July 1, 2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically: the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did have a material impact on our financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations” which addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires that all business combinations be accounted for by a single method, the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

Poet does not expect the adoption of SFAS No. 141 will have a material effect on the results of operations or statements of financial position of the Company.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year 2002. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. Poet does not expect the adoption of SFAS No. 142 will have a material effect on the results of operations or statements of financial position of the Company.

PART I: FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

You should read the following discussion in conjunction with POET’s unaudited condensed consolidated financial statements and notes thereto. The results described below are not necessarily indicative of the results to be expected in any future period.

OVERVIEW

We are a provider of innovative software infrastructure and solutions that allow organizations to efficiently share, manage and manipulate complex data and facilitate effective business-to-business processes and information exchange over the Internet. Our object database management system utilizes and supports complex, multidimensional data models, or frameworks within a database for the organization of information elements and their interrelationships, and standard Internet programming languages. Our database system allows software vendors and original equipment manufacturers, or manufacturers who develop and produce products incorporating another company’s product, to build efficient, high performance applications that are fully integrated, easy to use and cost efficient. Our Internet solutions are self-service applications allowing supplier organizations and Net Marketplaces to efficiently create, manage and distribute customized catalog data over the Internet. Our solutions leverage the Internet as a new means to increase customer relationships, accelerate business processes and reduce costs. Our open systems approach, which works with a variety of tools, hardware, software and networks, allows our customers to rapidly develop applications using our database products and customize our Internet solutions for work with a variety of standard application environments and third-party tools without having to make any significant adjustments to their existing internal information technology systems. It is our objective to make complex applications simple and affordable for a large group of organizations by providing sophisticated, easy to use and powerful software products that leverage the Internet.

From commencement of our operations in March 1995 through June 2001, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of June 30, 2001, we had an accumulated deficit of $38.4 million, and for the three months ended June 30, 2001, our net loss was $2.9 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for at least the next four fiscal quarters. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability. As of June 30, 2001, the Company employed 172 employees. Of the 172 employees, 125 of them are employed in Europe and 47 in the United States.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE QUARTER ENDED JUNE 30, 2001 TO THE QUARTER ENDED JUNE 30, 2000

Total revenues increased 5% from $2.7 million for the quarter ended June 30, 2000 to $2.8 million for the quarter ended June 30, 2001. Product revenues remained relatively unchanged at $2.0 million for the quarters ended June 30, 2001 and 2000. Consulting and training revenues increased 32% from $267,000 for the quarter ended June 30, 2000 to $352,000 for the quarter ended June 30, 2001. The increase in consulting and training revenues was primarily due to consulting services performed in relation to our eSupplier Solutions (ESS) product suite in the quarter ended June 30, 2001 which did not occur in the quarter ended June 30, 2000. Support and maintenance revenues increased 16% from $414,000 for the quarter ended June 30, 2000 to $479,000 for the quarter ended June 30, 2001. The increase in support and maintenance revenues was primarily due to an overall increase in the number of ESS support and maintenance customers.

Cost of product revenues decreased 41% from $99,000 in the quarter ended June 30, 2000 to $58,000 in the quarter ended June 30, 2001. This decrease was primarily attributable to decreased license fees. Cost of consulting and training revenues increased 20% from $266,000 in the quarter ended June 30, 2000 to $318,000 in the quarter ended June 30, 2001. This increase was primarily attributable to an increase in personnel and related compensation. The gross margin for consulting and training increased to 10% in the quarter ended June 30, 2001 from 0% in the quarter ended June 30, 2000, primarily as a result of higher utilization of consulting and training personnel. Cost of support and maintenance revenues decreased 11% from $338,000 in the quarter ended June 30, 2000 to $302,000 in the quarter ended June 30, 2001. The decrease was primarily attributable to a decrease in personnel and related compensation. The gross margin for support and maintenance increased to 37% in the quarter ended June 30, 2001 from 18% in the quarter ended June 30, 2000 primarily as a result of the increase in support and maintenance revenues.

Selling and marketing expenses increased 9% from $3.1 million in the quarter ended June 30, 2000 to $3.4 million in the quarter ended June 30, 2001. Selling and marketing expenses increased primarily as a result of an increase in personnel and related compensation.

Research and development expenses decreased 17% from $1.2 million in the quarter ended June 30, 2000 to $1.0 million in the quarter ended June 30, 2001. This decrease was primarily attributable to a decrease in outsourced research and development.

General and administrative expenses decreased 9% from $903,000 in the quarter ended June 30, 2000 to $819,000 in the quarter ended June 30, 2001. The decrease was primarily attributable to an decrease in corporate development efforts.

Other, net decreased to income of $274,000 in the quarter ended June 30, 2001, from income of $588,000 in the quarter ended June 30, 2000. The decrease was primarily attributable to interest income earned on lower cash and cash equivalent and investment balances in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

Total revenues increased 2% from $5.4 million for the six months ended June 30, 2000 to $5.6 million for the six months ended June 30, 2001. Product revenues decreased 6% from $4.0 million for the six months ended June 30, 2000 to $3.8 million for the six months ended June 30, 2001. Consulting and training revenues increased 28% from $635,000 for the six months ended June 30, 2000 to $816,000 for the six months ended June 30, 2001. The increase in consulting and training revenues was primarily due to consulting services performed in relation to our eSupplier Solutions (ESS) product suite in the six months ended June 30, 2001 which did not occur in the six months ended June 30, 2000. Support and maintenance revenues increased 22% from $799,000 for the six months ended June 30, 2000 to $974,000 for the six months ended June 30, 2001. The increase in support and maintenance revenues was primarily due to an overall increase in the number of ESS support and maintenance customers.

Cost of product revenues decreased 30% from $177,000 in the six months ended June 30, 2000 to $124,000 in the six months ended June 30, 2001. This decrease was primarily attributable to decreased license fees. Cost of consulting and training revenues increased 7% from $538,000 in the six months ended June 30, 2000 to $579,000 in the six months ended June 30, 2001. This increase was primarily attributable to an increase in personnel and related compensation. The gross margin for consulting and training increased to 29% in the six months ended June 30, 2001 from 15% in the six months ended June 30, 2000, primarily as a result of higher utilization of consulting and training personnel. Cost of support and maintenance revenues increased 9% from $570,000 in the six months ended June 30, 2000 to $621,000 in the six months ended June 30, 2001. The increase was primarily attributable to an increase in personnel and related compensation. The gross margin for support and maintenance increased to 36% in the six months ended June 30, 2001 from 29% in the six months ended June 30, 2000 primarily as a result of the increase in support and maintenance revenues.

Selling and marketing expenses increased 26% from $5.9 million in the six months ended June 30, 2000 to $7.4 million in the six months ended June 30, 2001. Selling expenses increased primarily as a result of an increase in personnel and related compensation.

Marketing expenses increased primarily as a result of increased spending on brand development and telemarketing, as well as an increase in personnel and related compensation.

Research and development expenses remained relatively unchanged at $2.2 million for the six months ended June 30, 2001 and 2000, respectively.

General and administrative expenses increased 10% from $1.5 million in the six months ended June 30, 2000 to $1.7 million in the six months ended June 30, 2001. The increase was primarily attributable to an increase in personnel and related compensation and corporate development efforts.

Other, net decreased to income of $740,000 in the six months ended June 30, 2001, from income of $1.2 million in the six months ended June 30, 2000. The decrease was primarily attributable to interest income earned on lower cash and cash equivalent and investment balances in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, as well as the overall decrease in interest rates on investment balances.

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

As of June 30, 2001, we had $18.9 million in cash and cash equivalents, $4.0 million in short-term investments, $4.0 million in long-term investments and $22.2 million in working capital. As of December 31, 2000, we had $18.7 million in cash and cash equivalents, $10.4 million in short-term investments, $4.0 million in long-term investments and $28.9 million in working capital. The decrease in working capital was primarily due to increased long-term investments and operating activities.

Net cash used in operating activities was $5.8 million for the six months ended June 30, 2001 and $7.8 million for the six months ended June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2001 primarily reflects the net loss, the changes in accounts receivables, other current assets and liabilities and the amortization of investment discounts for the period.

Net cash provided by investing activities was $6.2 million for the six months ended June 30, 2001 and net cash used in investing activities was $25.6 million for the six months ended June 30, 2000. Investing activities reflect proceeds from the sale and maturity of short-term and long-term investments, as well as purchases of short-term and long-term investments and purchases of property, furniture and equipment in each period. Short-term investments are securities with an original maturity of greater than three months and less than a year. Long-term investments are securities with an original maturity of one year or greater. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

Net cash used in financing activities was $23,000 for the six months ended June 30, 2001 and $122,000 for the six months ended June 30, 2000. Our financing activities for the six months ended June 30, 2001 and June 30, 2000, respectively, provided cash primarily through the issuance of common stock and used cash primarily to repay debt in the form of loans and capital leases.

In 1997, our subsidiary, POET Software GmbH, entered into a loan agreement with IKB Deutsche Industriebank in the amount of DM 1.5 million (approximately $652,000 based on the U.S. Dollar/Deutsche Mark exchange rate at June 30, 2001) bearing interest at 7% per year with principal payments due quarterly of DM 125,000 commencing on September 15, 1999 and ending on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at June 30, 2001 was DM 375,000 (approximately $163,000 based on the U.S. Dollar/Deutsche Mark exchange rate at June 30, 2001). We have guaranteed the payment of principal and interest under this loan.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and cash equivalents, short-term investments and long-term investments, which consists primarily of investments in commercial paper, money market accounts and federal government agencies, and reported at an aggregate fair market value of $26.9 million as of June 30, 2001. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2001, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high quality credit issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the inter-company balance with our German subsidiary. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars, Deutsche Marks or the euro. Transaction gains or losses have not been significant in the past and there is no hedging activity on the Deutsche Mark, the euro or other currencies. Based on the inter-company balance of approximately $3.5 million at June 30, 2001, a hypothetical 10% adverse change in the Deutsche Mark or euro against U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such inter-company balances, third-party loan receivable balances or of other account balances denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

     None

b) Reports on Form 8-K

(1)	Current report under Item 5 of Form 8-K filed on April 5, 2001 in regard to press releases announcing the Company’s preliminary financial results for the quarter ended March 31, 2001

(2)	Current report under Item 5 of Form 8-K filed on April 25, 2001 in regard to press releases announcing the Company’s financial results for the quarter ended March 31, 2001

POET HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.

POET Holdings, Inc. (Registrant)

By:	/s/ DIRK BARTELS

Dirk Bartels President, Chief Executive Officer and Director