Form 10-Q
period 2001-09-30
POET HOLDINGS INC
filed 2001-11-14
CIK 1028425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

OR

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

         The number of shares outstanding of the Registrant’s Common Stock on September 30, 2001 was 10,858,335 shares.

POET HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

Note Regarding Forward Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Poet Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and equivalents	$11,079	$18,747

Short-term investments	13,334	10,421

Accounts receivable (net of allowances of $498 and $478 in 2001 and 2000, respectively)	1,944	3,751

Inventories and other current assets	310	438

Total current assets	26,667	33,357

Property, furniture and equipment, net	1,250	1,308

Long-term investments	—	4,003

Other assets	345	239

Total assets	$28,262	$38,907

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$774	$1,252

Accrued liabilities	1,693	1,891

Deferred revenue	891	1,043

Current portion of debt (including capital lease obligations)	117	244

Total current liabilities	3,475	4,430

Long-term obligations	—	95

Commitments and contingencies Stockholders’ equity:

Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding	—	—

Common stock, $0.001 par value; 100,000,000 shares authorized Shares outstanding: 2001 – 10,858,335; 2000 – 10,818,867;	11	11

Additional paid-in capital	66,301	66,217

Deferred stock compensation	(182)	(353)

Accumulated deficit	(41,644)	(31,893)

Accumulated other comprehensive income	301	400

Total stockholders’ equity	24,787	34,382

Total liabilities and stockholders’ equity	$28,262	$38,907

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenues:

Product	$1,060	$2,568	$4,824	$6,566

Consulting and training	342	280	1,158	916

Support and maintenance	443	445	1,416	1,244

Total revenues	1,845	3,293	7,398	8,726

Operating expenses:

Cost of product	66	86	190	262

Cost of consulting and training	328	250	907	789

Cost of support and maintenance	280	335	901	906

Selling and marketing	2,988	3,393	10,418	9,297

Research and development	849	1,231	3,024	3,420

General and administrative	814	1,081	2,498	2,608

Amortization of deferred stock compensation (*)	56	92	168	362

Total operating expenses	5,381	6,468	18,106	17,644

Operating loss	(3,536)	(3,175)	(10,708)	(8,918)

Other income (expense):

Interest expense	(3)	(8)	(17)	(29)

Interest income and other, net	289	640	1,044	1,909

Total other income (expense), net	286	632	1,027	1,880

Loss before income taxes	(3,250)	(2,543)	(9,681)	(7,038)

Income tax benefit (expense)	(31)	(5)	(70)	(46)

Net loss	$(3,281)	$(2,548)	$(9,751)	$(7,084)

Other comprehensive income (loss)	189	73	(99)	(83)

Comprehensive loss	$(3,092)	$(2,475)	$(9,850)	$(7,167)

Basic and diluted net loss per share (Note 3)	$(0.30)	$(0.24)	$(0.90)	$(0.67)

Shares used in computing basic and diluted net loss per share	10,848	10,691	10,819	10,623

(*) Amortization of deferred stock compensation

Cost of consulting and training	$6	$10	$18	$41

Cost of support and maintenance	3	4	8	16

Selling and marketing	25	40	74	160

Research and development	16	26	49	105

General and administrative	6	12	19	40

	$56	$92	$168	$362

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:

Net Loss	$(9,751)	$(7,084)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	527	386

Amortization of deferred stock compensation	168	412

Amortization of investment discounts	(255)	(26)

Changes in assets and liabilities:

Accounts receivable	1,747	(850)

Inventories	(43)	(4)

Other current assets	164	(2,661)

Other assets	(119)	(23)

Accounts payable and accrued liabilities	(655)	669

Deferred revenue	(146)	269

Net cash used in operating activities	(8,363)	(8,912)

Cash flows from investing activities:

Purchases of property, furniture and equipment	(496)	(1,111)

Proceeds from sales and maturities of investments	23,647	48,104

Purchases of investments	(22,318)	(54,423)

Net cash provided by (used in) investing activities	833	(7,430)

Cash flows from financing activities:

Repayments of debt	(178)	(248)

Common stock issued, net of issuance costs	89	298

Net cash provided by (used in) financing activities	(89)	50

Effect of exchange rate changes on cash and equivalents	(49)	(52)

Decrease in cash and equivalents	(7,668)	(16,344)

Cash and equivalents – beginning of period	18,747	35,039

Cash and equivalents – end of period	$11,079	$18,695

Supplemental disclosure of cash flow information:

Interest paid	$12	$36

Taxes paid	$69	$46

Non-cash investing and financing activities:

Deferred stock compensation	$(3)	$(112)

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Poet’s financial position as of September 30, 2001, the results of operations and comprehensive loss for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine month periods ended September, 2001 and 2000.

The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the SEC.

2. BALANCE SHEET COMPONENTS

INVESTMENTS

Investments with original maturities greater than three months and with maturities less than one year from the balance sheet date are classified as short-term investments. Investments with maturities one year or greater from the balance sheet date are classified as long-term investments. The Company accounts for investments in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. The Company has classified all of its investments as available-for-sale securities. While the Company’s practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains or losses being excluded from earnings and reported as a separate component of stockholder’s equity. Cost is based on the specific identification method for purposes of computing realized gains and losses.

Investments include the following available-for-sale securities at September 30, 2001 (in thousands):

		Gross
		Unrealized	Gross	Estimated Fair
	Amortized Cost	Gains	Unrealized Loss	Value

Money market funds	$1,031	$—	$—	$1,031

Commercial paper	12,954	2	(11)	12,945

U.S. government agencies	9,399	1	(30)	9,370

Total available-for-sale securities	$23,384	$3	$(41)	$23,346

Included in cash and cash equivalents	$10,023	$—	$(11)	$10,012

Included in short-term investments	13,361	3	(30)	13,334

Total available-for-sale securities	$23,384	$3	$(41)	$23,346

Investments include the following available-for-sale securities at December 31, 2000 (in thousands):

		Gross
		Unrealized	Gross	Estimated Fair
	Amortized Cost	Gains	Unrealized Loss	Value

Money market funds	$3,878	$—	$—	$3,878

Commercial paper	22,032	9	—	22,041

U.S. government agencies	4,030	—	(27)	4,003

Total available-for-sale securities	$29,940	$9	$(27)	$29,922

Included in cash and cash equivalents	$15,494	$4	$—	$15,498

Included in short-term investments	10,416	5	—	10,421

Included in long-term investments	4,030	—	(27)	4,003

Total available-for-sale securities	$29,940	$9	$(27)	$29,922

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Net loss (numerator), basic and diluted	$(3,281)	$(2,548)	$(9,751)	$(7,084)

Shares (denominator):

Weighted average common shares outstanding	10,858	10,734	10,837	10,676

Weighted average common shares outstanding subject to repurchase	(10)	(43)	(18)	(53)

Shares used in computing basic and diluted net loss per share	10,848	10,691	10,819	10,623

Net loss per share basic and diluted	$(0.30)	$(0.24)	$(0.90)	$(0.67)

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands, except per share amounts):

	SEPTEMBER 30,

	2001	2000

Shares of common stock subject to repurchase	8	39

Outstanding options	1,401	936

Warrants	56	56

Total	1,465	1,031

Weighted average exercise price of options	$17.25	$24.84

Weighted average exercise price of warrants	$6.88	$6.88

4. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information and facilitate effective business-to-business processes and information exchange over the internet. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Revenues (1):

United States	$950	$1,704	$3,726	$4,316

Germany	895	1,589	3,672	4,410

	$1,845	$3,293	$7,398	$8,726

(1)	Revenues are broken out geographically by the ship-to location of the customer.

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

Long lived assets:

United States	$418	$496

Germany	832	812

	$1,250	$1,308

5. DISPOSITION OF PRODUCT LINE

In September 2000, the Company sold the Content Management Suite (CMS) product line to Sörman Information AB, Växjö, a Swedish company. The agreement provides that Sörman will assume the intellectual property rights for CMS worldwide except for the United States, Canada and South Korea and the obligations associated with the European CMS customer base. In March 2001, Sörman exercised an exclusive option to assume the intellectual property rights for the United States and Canada. The agreement includes a license fee arrangement which would provide license revenues to Poet based upon future CMS sales by Sörman within the next three years. As of September 30, 2001, no CMS royalties have been derived from this agreement.

6. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s operating results or financial condition.

SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The Company does not expect a material effect on its financial position, results of operations or cash flows as a result of SFAS 142.

In August 2001, the FASB released SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective in 2002. SFAS 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held measuring impairments. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position, results of operations or cash flows.

PART I: FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

From commencement of our operations in March 1995 through September 2001, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of September 30, 2001, we had an accumulated deficit of $41.6 million, and for the three months ended September 30, 2001, our net loss was $3.3 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability. As of September 30, 2001, the Company employed 165 employees. Of the 165 employees, 119 of them are employed in Europe and 46 in the United States.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 TO THE QUARTER ENDED SEPTEMBER 30, 2000

Total revenues decreased 44% from $3.3 million for the quarter ended September 30, 2000 to $1.8 million for the quarter ended September 30, 2001. Product revenues decreased 59% from $2.6 million for the quarter ended September 30, 2000 to $1.1 million for the quarter ended September 30, 2001. The decrease in product revenues was primarily due to weakening economic conditions in the United States and Europe compounded by the events of September 11, 2001. Consulting and training revenues increased 22% from $280,000 for the quarter ended September 30, 2000 to $342,000 for the quarter ended September 30, 2001. The increase in consulting and training revenues was primarily due to consulting services performed in relation to our eSupplier Solutions (ESS) product suite in the quarter ended September 30, 2001 which did not occur in the quarter ended September 30, 2000. Support and maintenance revenues remained relatively unchanged at $0.4 million for the quarters ended September 30, 2000 and 2001.

Cost of product revenues decreased 23% from $86,000 in the quarter ended September 30, 2000 to $66,000 in the quarter ended September 30, 2001. This decrease was primarily attributable to decreased license fees. The gross margin for product decreased to 94% in the quarter ended September 30, 2001 from 97% in the quarter ended September 30, 2000 primarily as a result of the decrease in product sales. Cost of consulting and training revenues increased 31% from $250,000 in the quarter ended September 30, 2000 to $328,000 in the quarter ended September 30, 2001. This increase was primarily attributable to an increase in personnel and related compensation. The gross margin for consulting and training decreased to 4% in the quarter ended September 30, 2001 from 11% in the quarter ended September 30, 2000, primarily as a result of lower utilization of consulting and training personnel. Cost of support and maintenance revenues decreased 16% from $335,000 in the quarter ended September 30, 2000 to $280,000 in the quarter ended September 30, 2001. The decrease was primarily attributable to a decrease in personnel and related compensation. The gross margin for support and maintenance increased to 37% in the quarter ended September 30, 2001 from 25% in the quarter ended September 30, 2000 primarily as a result of the decrease in personnel and related compensation in conjunction with a relative unchanged revenue base.

Selling and marketing expenses decreased 12% from $3.4 million in the quarter ended September 30, 2000 to $3.0 million in the quarter ended September 30, 2001. Selling and marketing expenses decreased primarily as a result of a decrease in sales and marketing personnel and related expenses.

Research and development expenses decreased 31% from $1.2 million in the quarter ended September 30, 2000 to $0.8 million in the quarter ended September 30, 2001. This decrease was primarily attributable to a decrease in research and development personnel and a reduction in outsourced research and development.

General and administrative expenses decreased 25% from $1.1 million in the quarter ended September 30, 2000 to $0.8 million in the quarter ended September 30, 2001. The decrease was primarily attributable to a decrease in administrative personnel and a reduction in corporate development efforts.

Other income, net decreased from income of $632,000 in the quarter ended September 30, 2000 to income of $286,000 in the quarter ended September 30, 2001. The decrease was primarily attributable to interest income earned on lower cash and cash equivalent and investment balances in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, as well as the overall decrease in interest rates on investment balances.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Total revenues decreased 15% from $8.7 million for the nine months ended September 30, 2000 to $7.4 million for the nine months ended September 30, 2001. Product revenues decreased 27% from $6.6 million for the nine months ended September 30, 2000 to $4.8 million for the nine months ended September 30, 2001. The decrease in product revenues was primarily due to weakening economic conditions in the United States and Europe compounded by the events of September 11, 2001. Consulting and training revenues increased 26% from $0.9 million for the nine months ended September 30, 2000 to $1.2 million for the nine months ended September 30, 2001. The increase in consulting and training revenues was primarily due to consulting services performed in relation to our eSupplier Solutions (ESS) product suite in the nine months ended September 30, 2001 which did not occur in the nine months ended September 30, 2000. Support and maintenance revenues increased 14% from $1.2 million for the nine months ended September 30, 2000 to $1.4 million for the nine months ended September 30, 2001. The increase in support and maintenance revenues was primarily due to an overall increase in the number of ESS support and maintenance customers.

Cost of product revenues decreased 27% from $262,000 in the nine months ended September 30, 2000 to $190,000 in the nine months ended September 30, 2001. This decrease was primarily attributable to decreased license fees. The gross margin for product remained relatively unchanged at 96% for the nine months ended September 30, 2001 and 2000. Cost of consulting and training revenues increased 15% from $789,000 in the nine months ended September 30, 2000 to $907,000 in the nine months ended September 30, 2001. This increase was primarily attributable to an increase in personnel and related compensation. The gross margin for consulting and training increased to 22% in the nine months ended September 30, 2001 from 14% in the nine months ended September 30, 2000, primarily as a result of higher utilization of consulting and training personnel. Cost of support and maintenance revenues remained relatively unchanged at $0.9 million for the quarters ended September 30, 2001 and 2000. The gross margin for support and maintenance increased to 36% in the nine months ended September 30, 2001 from 27% in the nine months ended September 30, 2000 primarily as a result of the increase in support and maintenance revenues in relation to costs of support and maintenance remaining relatively flat.

Selling and marketing expenses increased 12% from $9.3 million in the nine months ended September 30, 2000 to $10.4 million in the nine months ended September 30, 2001. Selling expenses increased primarily as a result of an increase in personnel and related compensation. Marketing expenses increased primarily as a result of increased spending on brand development and telemarketing, as well as an increase in personnel and related compensation.

Research and development expenses decreased 12% from $3.4 million in the nine months ended September 30, 2000 to $3.0 million in the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease in research and development personnel and a reduction in outsourced research and development.

General and administrative expenses decreased 4% from $2.6 million in the nine months ended September 30, 2000 to $2.5 million in the nine months ended September 30, 2001. The increase was primarily attributable to a decrease in personnel and related compensation and corporate development efforts.

Other income, net decreased to income of $1.0 million in the nine months ended September 30, 2001, from income of $1.9 million in the nine months ended September 30, 2000. The decrease was primarily attributable to interest income earned on lower cash and cash equivalent and investment balances in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, as well as the overall decrease in interest rates on investment balances.

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

As of September 30, 2001, we had $11.1 million in cash and cash equivalents, $13.3 million in short-term investments and $23.2 million in working capital. As of December 31, 2000, we had $18.7 million in cash and cash equivalents, $10.4 million in short-term investments, $4.0 million in long-term investments and $28.9 million in working capital. The decrease in working capital was primarily due to operating activities.

Net cash used in operating activities was $8.4 million for the nine months ended September 30, 2001 and $8.9 million for the nine months ended September 30, 2000. Net cash used in operating activities for the nine months ended September 30, 2001 primarily reflects the net loss (less non-cash expenses) and the decease in accounts payable and accrued liabilities partially offset by the decrease in accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2000 primarily reflects the net loss (less non-cash expenses) and the increases in accounts receivable and other current assets partially offset by the increase in accounts payable and accrued liabilities.

Net cash provided by investing activities was $0.8 million for the nine months ended September 30, 2001 and net cash used in investing activities was $7.4 million for the nine months ended September 30, 2000. Cash from investing activities reflect proceeds from the sale and maturity of short-term and long-term investments, as well as purchases of short-term and long-term investments and purchases of property, furniture and equipment in each period. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

Net cash used in financing activities was $89,000 for the nine months ended September 30, 2001 and net cash provided by financing activities was $50,000 for the nine months ended September 30, 2000. Our financing activities for the nine months ended September 30, 2001 and 2000 used cash primarily to repay debt in the form of loans and capital leases and provided cash primarily through the issuance of common stock.

In 1997, our subsidiary, Poet Software GmbH, entered into a loan agreement with IKB Deutsche Industriebank in the amount of DM 1.5 million (approximately $699,000 based on the U.S. Dollar/Deutsche Mark exchange rate at September 30, 2001) bearing interest at 7% per year with principal payments due quarterly of DM 125,000 commencing on September 15, 1999 and ending on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at September 30, 2001 was DM_250,000 (approximately $117,000 based on the U.S. Dollar/Deutsche Mark exchange rate at September 30, 2001). We have guaranteed the payment of principal and interest under this loan.

We anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines and to payoff credit lines.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and cash equivalents, short-term investments and long-term investments, which consists primarily of investments in commercial paper, money market accounts and federal government agencies, and reported at an aggregate fair market value of $24.4 million as of September 30, 2001. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at September 30, 2001, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the inter-company balance with our German subsidiary. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars, Deutsche Marks or the euro. Transaction gains or losses have not been significant in the past and there is no hedging activity on the Deutsche Mark, the euro or other currencies. Based on the inter-company balance of approximately $1.2 million at September 30, 2001, a hypothetical 10% adverse change in the Deutsche Mark or euro against U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such inter-company balances, third-party loan receivable balances or of other account balances denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 10, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Dirk Bartels (with 5,549,904 affirmative votes, and 0 votes withheld), Gert Koehler (with 5,549,904 affirmative votes, and 0 votes withheld), Herbert May (with 5,549,904 affirmative votes, and 0 votes withheld) and Gerhard Schulmeyer (with 5,549,904 affirmative votes, and 0 votes withheld).

The stockholders also approved an amendment to the Company’s 1999 Director Option Plan to increase the initial automatic option grant to outside directors from 20,000 shares to 40,000 shares of common stock, to increase each subsequent automatic option grant from 5,000 shares to 10,000 shares, and to increase the shares reserved under the Plan by 100,000 shares (with 5,545,617 affirmative votes, 4,287 negative votes, 0 votes withheld and 0 broker non-votes).

The stockholders also approved an amendment to the Company’s Bylaws to amend the Company’s Bylaws to lower the quorum requirement for any meeting of stockholders to the holders of one-third of the shares entitled to vote at such meeting (with 4,522,962 affirmative votes, 935,372 negative votes, 0 votes withheld and 91,570 broker non-votes).

The stockholders also ratified the appointment of Deloitte and Touche LLP, as the Company’s independent public accountants for the current fiscal year (with 5,549,904 affirmative votes, 0 negative votes, 0 votes withheld and 0 broker non-votes).

ITEM 5. OTHER INFORMATION

ADDITIONAL INFORMATION ACCORDING TO RULES AND REGULATIONS NEUER MARKT

The following is a summary of changes in stockholders’ equity for the nine months ended September 30, 2001 (in thousands, except share amounts).

						Accumulated
	Common Stock					Other	Total
			Paid in	Deferred Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 2000	10,818,867	$11	$66,217	$(353)	$(31,893)	$400	$34,382

Issuance of common stock	39,468	—	84	—	—	—	84

Amortization and reversals of deferred stock compensation	—	—	—	171	—	—	171

Net loss	—	—	—	—	(9,751)	—	(9,751)

Other comprehensive income (loss)	—	—	—	—	—	(99)	(99)

Balances at September 30, 2001	10,858,335	$11	$66,301	$(182)	$(41,644)	$301	$24,787

The following is a summary of changes in stockholders’ equity for the nine months ended September 30, 2000 (in thousands, except share amounts).

						Accumulated
	Common Stock					Other	Total
			Paid in	Deferred Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 1999	10,547,106	$11	$65,582	$(927)	$(22,057)	$456	$43,065

Issuance of common stock	193,181	—	217	—	—	—	217

Amortization and reversals of deferred stock compensation	—	—	—	492	—	—	492

Net loss	—	—	—	—	(7,084)	—	(7,084)

Other comprehensive income (loss)	—	—	—	—	—	(83)	(83)

Balances at September 30, 2000	10,740,287	$11	$65,799	$(435)	$(29,141)	$373	$36,607

Ownership of Common Stock and Options By Officers and Directors of Poet Holdings, Inc.

The following table sets forth information with respect to beneficial ownership of the Company’s common stock and options by each officer and director as of September 30, 2001.

		Shares of Stock
	Shares of Common	Options Outstanding
	Stock Owned at	at September 30,
Name	September 30, 2001	2001

Dirk Bartels	789,836	30,000

Gert Koehler (1)	—	35,000

Herbert May (1)	—	30,000

Gerhard Schulmeyer (1)	—	40,000

Jochen Witte	437,717	31,000 (2)

Jerry Wong	29,323	43,500

(1)	Outside, non-executive directors

(2)	Includes an option to purchase 1,000 held by Mrs. Witte

At September 30, 2001, shares of stock options outstanding to non-officer employees totaled 1,191,190 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

3.1	Bylaws of the Company

10.1	2001 Nonstatutory Stock Option Plan and form of agreements thereunder

10.2	1999 Director Option Plan and form of agreements thereunder

b)	Reports on Form 8-K

(1)	Current report on Form 8-K filed on October 19, 2001 in regards to the announcement of the preliminary financial results for the quarter ended September 30, 2001.

(2)	Current report on Form 8-K filed on October 31, 2001 in regards to the announcement of the financial results for the quarter ended September 30, 2001.

         POET HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2001.

Poet Holdings, Inc. (Registrant)

By:	/s/ DIRK BARTELS Dirk Bartels President, Chief Executive Officer and Director

EXHIBIT INDEX

3.1	Bylaws of the Company

10.1	2001 Nonstatutory Stock Option Plan and form of agreements thereunder

10.2	1999 Director Option Plan and form of agreements thereunder