Form 10-K
period 2001-12-31
POET HOLDINGS INC
filed 2002-04-01
CIK 1028425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

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

Common Stock, $0.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $11,760,000 as of March 1, 2002, based upon the closing price on the Neuer Markt of the Frankfurt Stock Exchange reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

      The number of shares outstanding of the Registrant’s Common Stock on December 31, 2001 was 10,876,912 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this form 10-K Report.

POET HOLDINGS, INC.

FORM 10-K

PART I

Item 1.     Business

Note Regarding Forward-Looking Statements

      This annual report contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and elsewhere in this annual report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

Overview

      We are a provider of innovative software infrastructure and solutions that allow organizations to efficiently share, manage and manipulate complex data and facilitate effective business-to-business (B2B) processes and information exchange over the Internet. Our Internet solutions provide our customers with the ability to efficiently create, manage, manipulate and electronically distribute and exchange complex business information, such as product catalogs, customer pricing and other related information. Our solutions leverage the Internet as a new means to increase customer relationships, create new electronic sales channels, accelerate and automate business processes and reduce overhead costs. Our object database management system utilizes and supports complex, multidimensional data models, or frameworks within a database for the organization of information elements and their interrelationships, and standard Internet programming languages. Our database system allows our customers, software vendors and original equipment manufacturers, to build efficient, secure, reliable and high performance applications that are fully integrated, easy to use and cost efficient. Our open systems approach, which works with a variety of development tools, hardware, system software and networks, allows our customers to rapidly develop applications using our database products and customize our Internet solutions for work with a variety of standard application environments and third-party tools without having to make any significant adjustments to their existing internal information technology systems. It is our objective to make complex applications simple and affordable for a large group of organizations by providing sophisticated, easy to use and powerful software products that leverage the Internet and existing and emerging technology platforms.

The Poet Solution

      We are a provider of comprehensive supplier enablement applications for B2B e-commerce. Our Poet eSupplier Solutions (formerly named Poet eCatalog Suite) product family helps enterprises to establish new business relationships with their partners — suppliers, intermediaries, customers and buying organizations — and to efficiently develop new distribution channels through electronic marketplaces. These applications address the specific requirements of our customers who wish to engage in e-commerce. These requirements include, among others, the creation, management, and aggregation of comprehensive electronic catalogs and tools for sophisticated manipulation, customization and distribution, using the XML standard. Our products thus provide unique business critical solutions for companies looking to utilize XML and the Internet for e-commerce initiatives. Our applications utilize our object database management system but can also be deployed with a relational database system, most notably the Oracle database.

      We offer a range of products to address the various customer requirements, from a small footprint hand held device all the way to a multi tier, high availability industrial control system. Our products include FastObjects by Poet (formerly named Poet Object Server Suite), an award-winning object database designed for management of complex data in embedded systems and industrial applications. FastObjects by Poet, together with its database development and administration tools, provides a powerful object data management solution to be integrated in Internet and other software applications and in computer-aided systems, such as medical and industrial automation systems. Our database products uniquely address the needs for a secure, reliable and high performance data management component with a low total cost of ownership for those application types.

      We are one of the few software companies that provide both a database that supports XML and applications for storing, manipulating and managing business documents and related processes. Our customers may benefit greatly from the synergies resulting from the combination of our proven object-oriented database management system and these innovative e-commerce applications.

Strategy

      Our objective is to make complex applications simple and affordable for a large group of organizations by providing sophisticated, easy to use and powerful software and applications that leverage the Internet. To this end, we aspire to become the leading supplier of object-oriented data management solutions and to capitalize on our substantial experience and know-how in the area of object-oriented data management systems, XML, Java and electronic catalogs to develop and market successfully our Internet e-commerce applications. Key elements of our strategy include the following:

      Leverage Database Technology For New Internet Applications. With the development of the Poet eSupplierSolutions product family we have extended our core competency of object database technology into software applications to facilitate business-to-business exchange of documents and related processes. With the advent of data exchange standards such as XML, we anticipate additional demand for these applications that will foster revenue growth. We intend to further develop these applications to provide complete solutions including further enhanced features and functions.

      Expand Sales And Distribution. We intend to expand our global sales capabilities by expanding the number of systems integrators, software vendors, value added resellers and original equipment manufacturers that form our indirect sales channel.

      Foster Strategic Relationships. We have entered into strategic relationships with software developers, original equipment manufacturers and marketing partners in order to accelerate the development and acceptance of our products. We intend to continue our strategy of partnering with software vendors who offer complementary products and functions and incorporating those products and functions into our products. We are fostering existing and new relationships, similar to our licensing arrangements with Verity, Inc. for a text search engine, and with Simba Technologies Inc. for the creation of an Open Database Connectivity driver for FastObjects by Poet. In addition, we intend to enter into joint marketing partnerships with vendors of complimentary products, such as our existing partnerships with Ariba, Inc. and Commerce One, Inc., both developers of complimentary business-to-business e-commerce software applications.

      Extend Database Technology. We have historically pursued and will continue to pursue the development of state of the art technology. We intend to extend our database technology by continuing to enhance the performance and scalability of our FastObjects by Poet product line and by providing advanced support for complex data models and integration with object-oriented programming languages. In addition, we intend to continue to enhance our development and administration tools and data access products to make it easier to build, deploy and use applications based on FastObjects by Poet.

      Continue To Pursue Open Systems Approach. We intend to continue to pursue an open systems approach, which allows customers to rapidly develop applications using our database products and customize our existing Internet solutions. Our products are designed to work with a variety of standard tools and to take advantage of existing investments in hardware, software and network infrastructures. Our products support the programming languages Java and C++, the data exchange protocols XML and cXML among others, the product categorization standards UNSPSC, BMEcat and eClass4, and numerous operating systems such as Microsoft Windows, Novell Netware, Sun Solaris, HP-UX and Linux. In addition, we are members of

Internet and database standards organizations including the Object Data Management Group and Java Data Objects.

Products

      Our product offerings consist of two customer solutions, eSupplier Solutions and FastObjects by Poet. Our Poet eSupplier Solutions (formerly named Poet eCatalog Suite) provides a tool for businesses to efficiently manage and exchange electronic catalogs over the Internet for electronic purchasing systems such as the Ariba Procurement system, the Commerce One Marketplace System and the SAP Procurement System, among others. Our FastObjects by Poet offering provides companies with an object-oriented database management system that can be embedded as a high performance component into our customers’ applications and systems.

The Poet eSupplierSolutions Product Family (formerly called Poet eCatalog Suite)

      Our Poet eSupplierSolutions product family consists of applications that provide a comprehensive electronic catalog system that enables companies of all sizes to seamlessly conduct B2B e-commerce. These applications provide a turnkey solution to create electronic catalogs from existing internal information systems and databases and manage the processes to automate customization and distribution and aggregation of these catalogs. Traditionally, catalog information has been distributed by paper, phone or email with infrequent updates, often outdated information and no customization for particular customers. We believe that the Poet eSupplierSolutions product family has the potential to foster stronger, longer-lasting business relationships and, when established, will lead to significantly higher efficiencies and eventually to greater volumes of business. Our eSupplier Solutions offerings include eSupplierLink, eSupplierWeb and eSupplierPort.

      Poet eSupplierLink. Poet eSupplierLink is a turnkey solution that gives MRO suppliers of any size, from any industry, regardless of infrastructure or e-commerce strategy, the ability to easily create, manage and distribute product catalogs in any format over the Internet. eSupplierLink delivers measurable business benefits by giving suppliers global reach and fast time to market without disruptions to their existing business models and IT infrastructure. It helps create new electronic sales channels and encourage buyer loyalty by enabling suppliers to maintain rich content, customize it for each buyer and distribute it to any eProcurement system or eMarketplace.

      Poet eSupplierWeb. Poet eSupplierWeb offers eMarketmakers and Application Service Providers (ASPs) a hosted, highly scalable solution that makes it easy for suppliers to create, maintain and distribute customized eCatalogs over the Internet. eSupplierWeb takes a unique self-service approach that removes enablement barriers for suppliers, reduces the administrative burden on eMarketmakers and ASPs, and encourages stronger, more meaningful supplier-buyer relationships. eSupplierWeb enables eMarketmakers to immediately connect thousands of suppliers and achieve early liquidity for their eMarketplaces. Buyers benefit from the currency and accuracy of information as well a greater selection of competitively priced products. Poet eSupplierWeb enables ASPs to provide comprehensive catalog management functionality to customers in both vertical and horizontal industries without requiring them to install and maintain a resident application. With eSupplierWeb, ASPs can host eCatalogs for their existing customers, attract new customers, and enhance their strategic position in B2B e-commerce.

      Poet eSupplierPort. Poet eSupplierPort is a hosted, highly scalable solution that helps buyers optimize their eProcurement system. Poet eSupplierPort Standard Edition enables buyers to verify, approve, and customize supplier catalog content before it is introduced to their eProcurement systems. By providing integrated content validation functionality, the Standard Edition reduces IT involvement in the procurement process and ensures desired products are purchased at contractually specified prices. Poet eSupplierPort Extended Edition incorporates supplier enablement functionality for buyers to efficiently manage or grow their supplier group. Poet eSupplierPort Extended Edition makes it possible for suppliers of all sizes, from any industry, and with virtually any technical background to create, maintain, and distribute customized catalogs on a self-service basis. By facilitating supplier enablement, buyers can increase supplier participation, promote higher-quality catalogs, and improve the efficiency of their eProcurement systems.

      The Poet eSupplierSolutions product family provides users with the following benefits:

Enables Suppliers To Use The Internet More Efficiently For B2B E-Commerce. Suppliers typically use traditional electronic data interchange, or EDI, solutions or conventional paper, fax and telephone to provide catalog information to their business customers. EDI is often used over costly private networks primarily by large companies with significant information technology resources. In contrast, our applications use the Internet as the transport medium and XML as a uniform exchange protocol to provide cost-effective and ubiquitous communication with a wide range of customers.

Protection Of Investment In Existing Information Systems. Many suppliers currently operate internal information systems that contain at least portions of relevant catalog data. However, this data is often stored in proprietary formats inappropriate for electronic distribution, and it would be difficult and expensive to change the existing internal information systems to reformat this data into uniform formats for useful e-commerce. The Poet eSupplierSolutions product family complements existing internal information systems by extracting product and service information from the existing system and by transforming the information into a standard XML format for a generic master catalog. The master catalog can then be extended with our tools by adding information such as comprehensive descriptions and pictures.

Automatically Creates Customized Catalogs. The Poet eSupplierSolutions product family provides an intuitive, user-friendly interface for creating and managing customer catalogs. The applications are capable of mass customization, which allows the creation of customer profiles that are used to maintain information specific to each business customer, such as special pricing, selection of products and required data formats. The customer profiles are used to generate customized catalogs. The catalogs are then transmitted to the business customer and automatically interact with the customer’s own purchasing software via the Internet. Administration of the data exchange is automatic, resulting in a scalable solution that can easily serve hundreds of customer organizations.

Provides A Platform For Integration With Purchasing Systems. We expect that many different and competing XML dialects for catalog data exchange will evolve. The Poet eSupplierSolutions product family provides a flexible platform architecture that can easily be extended with additional delivery formats. Today, the Poet applications support a range of catalog exchange formats, such as cXML and the Catalog Information Format, or CIF, xCBL, CUP, OCI, BMEcat and eClass. cXML and CIF support the compatibility with the Ariba Operating Resource Management System electronic purchasing system. Ariba, Inc. is a leading provider of electronic purchasing systems for the purchasers of goods. Ariba’s Operating Resource Management System is an e-commerce application that automates the purchasing of maintenance, repair and operating supplies. XCBL and CUP are the exchange formats to connect electronic catalogs to the e-business applications from Commerce One, Inc., a leading provider of electronic marketplace software. BMEcat is a standardized catalog exchange format defined by Germany’s Bundesanstalt fuer Materialwirtschaft (BME). This format is widely used in the German marketplace. OCI, or Open Catalog Interface, is a standardized interface into SAP’s procurement application. We plan to develop future versions of the Poet eSupplierSolutions product family with additional functionalities that will make it compatible with other leading electronic purchasing systems.

Reduces Costs For Catalog Management. Internal information systems are not designed to provide outbound and customized electronic catalog management. The conventional distribution of this information via paper, fax or telephone is slow and expensive, quickly becomes outdated and cannot be customized. The costs for a proprietary electronic data interchange solution are prohibitive for most suppliers. Our applications can reduce costs by automating significant portions of the catalog management process by accelerating the speed of business processes without requiring additional expensive personnel for administration and maintenance. In addition, the Poet eSupplierSolutions product family has the potential to help establish strong business relationships with customers by linking the companies electronically, which may increase business volume.

      We began shipping Version 1.0 of the Poet eCatalog product family in September 1999. As of December 31, 2001, we were shipping version 4.5 of our eSupplierSolutions software applications.

FastObjects by Poet

      FastObjects by Poet allows software developers to build standard applications that require low to zero database maintenance and administration, high availability, secure access and storage management and high performance. FastObjects by Poet supports powerful programming of complex multidimensional data models, such as those common among Internet applications, without the performance and programming difficulties often experienced with relational databases. Since its introduction in 1991 by a predecessor entity, FastObjects by Poet has been used by our customers to build high-performance applications in a variety of challenging programming environments where relational databases have been unable to provide adequate functionality. Our customers use FastObjects by Poet as an integrated data management engine for a wide variety of products, systems and applications, including commercial Web sites, telecommunications equipment, medical equipment, industrial process control, financial information systems, customer information systems, electronic product documentation to mobile computing applications and XML-based, Internet business applications. For more information regarding the predecessor entities of our subsidiaries, see “Statutory Information.”

      The development of FastObjects by Poet was started in 1989 by a predecessor entity, which began marketing FastObjects by Poet Version 1.0 in 1991. The latest major version, FastObjects by Poet 8.0, was released in June 2001. We have licensed our software to more than 1,000 independent software vendors, original equipment manufacturers and corporate customers since 1996.

      We believe that FastObjects by Poet delivers the following key benefits to our customers who build applications:

Faster Time To Market. Because data is represented in FastObjects by Poet exactly as it is used by the object-oriented programming languages, such as Java, no translation from other programming languages is necessary. Using an object-oriented database management system such as FastObjects by Poet reduces the application’s total source code, as well as the time to program the source code substantially. FastObjects by Poet also offers customers an HTML interface to build Web pages and an interface for other productivity tools. To further reduce time to market, FastObjects by Poet eliminates the need to write database conversion programs for application upgrades and new applications accessing existing Poet databases.

Low Cost Of Ownership. Because FastObjects by Poet needs virtually no administration and maintenance after being installed, the product is well suited for applications requiring a database that is integrated into the application and invisible to the end-user. Due to these features, FastObjects by Poet may be used in environments with minimal or no administration, such as applications for mobile computers, telecommunications equipment, medical devices and large volume end-user software applications. In addition, because the low to zero administration feature reduces costs significantly, customers using FastObjects by Poet can build applications for end-user markets in which the ongoing costs of a database administrator would be prohibitive.

Provides Direct Storage And Management Of Complex Data Models Without Additional Programming. FastObjects by Poet provides direct storage of C++, Java and XML data models without requiring the programmer to write additional code to map these models from applications into relational databases. This permits rapid access to and processing of complex data models and facilitates concurrent use of the database as other transactions may freely access other stored objects. As a result of these features, applications can be developed in less time with higher performance and greater reliability and flexibility.

Low Memory Requirements And High Scalability. The low memory consumption of FastObjects by Poet enables deployment in a wide variety of computing environments, reaching from personal computers and mobile computers to Windows NT and UNIX server environments. FastObjects by Poet can overcome resource limitations associated with laptop computers by scaling down while maintaining the capability to size up to databases on large server systems. We are striving to make our powerful database management systems available to even more limited computing environments such as personal digital assistants, like Palm, Inc.’s Palm Pilot device, and have, in a research project conducted together with Ericsson, Inc., developed a Java database with memory requirements as low as one-tenth of our standard database that can be included in hand-held devices.

Open Systems Approach. FastObjects by Poet is designed as a platform-independent product capable of working on numerous standard operating systems. FastObjects by Poet is compatible with leading operating systems such as Microsoft Windows, Windriver VxWorks, Novell Netware, Sun Solaris, HP-UX and Linux. In addition, FastObjects by Poet is compatible within widely-used relational database management systems such as those of Oracle and Microsoft. We intend to continue this open platform approach, which allows our customers to easily and rapidly deploy applications on these platforms without modification.

High Availability. The newest version of FastObjects by Poet provides sophisticated fail-over mechanisms that allow our customers to deploy their applications into environments where the uninterrupted availability of the database is mission-critical. Our solution complements fault tolerant operating system infrastructures.

Security. We have implemented additional security services for FastObjects by Poet, that allow our customers to encrypt the database storage system and the data transport. Our security services go beyond regular access control and are compatible with emerging regulations, such as 21 CFR Part 11, a new regulation issued by the FDA.

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

      See the Consolidated Statements of Operations and Comprehensive Loss for the detail of our revenues by product, consulting and training, and support and maintenance. See the Risk Factor “The Success Of Our International Operations Is Dependent Upon Many Factors Which Could Adversely Affect Our Ability To Sell Our Products Internationally And Could Affect Our Profitability” for risks and details associated with our foreign revenues. See Note 11 of the Notes to Consolidated Financial Statements for additional information on segment information, operations by geographic area and significant customers.

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
Techniker Krankenkasse
HSBC Trinkaus & Burkhardt KGaA

Software, Technology and Internet

ADDISON Software und Service GmbH
Avisium
AOL (formerly CompuServe Incorporated)
Cyra Technologies, Inc.
Digital Zone International A/S
DVG
The ForeFront Group, Inc.
Ganymede Software Inc.
GSD Software und Datentechnik mbH
Hewlett Packard
IDS Scheer AG
IntelliCorp, Inc.
ipro Consulting GmbH
Lernout & Hauspie Speech Products N.V.
Mitsubishi
On Center Software, Inc.
Pixelpark GmbH
Philips GmbH
Pythia Communication & Computer GmbH
Riverton Software
Schaefer Shop
Tool, S.A.
TurboMed EDV GmbH

Telecommunications Equipment and Embedded Systems

AM Communications, Inc.
Avaya
Beckman Coulter, Inc.
Bosch Telecom GmbH
Echelon Corporation
Ericsson, Inc.
Lucent Technologies Network Systems GmbH
Lucent Technologies, Inc.
Metrohm AG
Nortel Networks
The Perkin-Elmer Corporation
Rohde & Schwarz International GmbH
US West, Inc.
Wandel & Golterman, Inc.

Health Care

Biomerieux
Immunex
National Board of Medical Examiners

Manufacturing

Benteler
Linde
Siemens AG

Other

ARINC Incorporated
EADS (European Aircraft and Defense Systems, formerly DASA)
National Simulation Center

Selling and Marketing

      We market our products primarily through our direct sales force and indirect sales channels. As of December 31, 2001, our direct sales force consisted of 42 sales representatives and sales support personnel, 19 of whom are based in the U.S. and 23 of whom are based in Europe. We have developed profiles of target customers for each product. Potential customers in each of our sales regions are matched against such profiles and ranked by priority. We use a variety of marketing programs to build market awareness of our company, our Poet brand name, our products and our services. Our activities include market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements of senior management and Website marketing. Our marketing organization also produces marketing materials in support of sales to potential customers, including brochures, white papers, presentations and demonstrations.

      In marketing FastObjects by Poet, our direct sales force focuses on original equipment manufacturers, independent software vendors and large commercial end-users who maintain their own development units, all of whom can integrate our database into their own systems. In order to increase the visibility of the FastObjects by Poet to end-users working with applications into which the product is embedded, we seek agreements with our original equipment manufacturers, independent software vendors and large commercial end-user customers to label their products “Powered by Poet.”

      The Poet eSupplierSolutions product family is targeted at small, medium and large supplier organizations, operators of electronic marketplaces, application service providers, and purchasing departments of Fortune 1000 companies. We sell our Poet eSupplierSolutions product family directly and via partners.

Research and Development

      We have made substantial investments in research and development through both internal development and, to a lesser extent, technology acquisition. Although we plan to continue to evaluate externally-developed technology for integration into our products, we expect that the majority of enhancements to existing as well as new products will be developed by our internal research and development department.

      The strategic importance which we place on our research and development is reflected by the size of our Research and Development Group which, as of December 31, 2001, comprised 44 of our 143 total employees. Most of our employees in the Research and Development Group have university degrees in either information technology or mathematics. Our Research and Development Group is based entirely in Hamburg, Germany, where the cost of attracting and retaining highly qualified research and development staff is considerably lower than in the United States.

      Our research and development expenditures, including purchased software, for fiscal 2001, 2000 and 1999 were approximately $3.9 million, $4.4 million and $3.2 million, respectively. We expect that we will continue to commit significant resources to research and development in the future, especially for the development of Internet-related applications. All research and development expenses have been expensed as incurred.

Competition

      The markets for database and e-commerce software are intensely competitive. Our customers’ requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future. Not only were we the first database vendor to provide support for XML, but we also believe that we are a pioneer in building the next generation of XML-based Internet e-commerce applications. Our sources of principal competition include:

•	In-house development efforts by potential customers or partners;

•	Other software vendors that address similar customer needs and that may have a larger market share or greater name recognition and resources than us, including vendors of object-oriented database management systems, such as eXcelon Inc. (formerly Object Design, Inc.), Versant Corporation, and Objectivity, Inc.;

•	Other content management companies, such as Chrystal Software, Incorporated, Vignette Corporation, Inso Corporation, Documentum, Inc., Requisite Technology, Inc., SAQQARA Systems, Inc., Broadvision, Inc., Heiler Software AG and Webmethods, Inc.; and

•	Potentially, vendors of relational database systems, such as Oracle Corporation, Microsoft Corporation, Sybase, Inc., Pervasive Software, Inc., Progress Software Corporation, IBM, and Informix Corporation.

      We believe that our competitive advantages over these principal sources of competition are as follows:

•	We provide faster time to market and lower cost with our ready solutions due to the expense and time required to independently develop object-oriented storage solutions;

•	Our products are easily integrated into other software;

•	Our product architecture provides for optimal performance and scalability;

•	We offer discrete solutions for catalog content and management, as opposed to competing products that may be offered as part of larger, more expensive products with multiple purposes; and

•	Our object-oriented databases eliminate extra coding and maintenance required by relational databases offered by other vendors.

Proprietary Rights and Licensing

      Our success and ability to compete is dependent upon our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of trademark, trade secret and copyright law, and contractual restrictions of our customers, partners, employees, management contractors and consultants to protect the proprietary aspects of our technology. We have entered into a license agreement with Novell with regard to Version 5.0 of our FastObjects by Poet. For more details, see Item 13 of this Annual Report.

      We presently own the U.S. trademark “POET” and the U.S. trademark application for “FastObjects.” Our German subsidiary, Poet Software GmbH, owns the trademark “POET” in Germany, Austria, Netherlands, Luxembourg, Belgium, France, Spain, Italy, Yugoslavia, Switzerland and China. We currently own no patents and have no patent applications. We are not dependent on any material licenses from third parties. We license our software to customers under license agreements that impose restrictions on the licensee’s ability to utilize our software. However, these legal protections afford only limited protection for our technology.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. We license the Simba SQL Engine for Open Database Connectivity from Simba Technologies, Inc., an open database connectivity engine, and Topic Developer Toolkit from Verity, Inc., a text search engine that is an optional function of FastObjects by Poet. If we cannot maintain these third-party software licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products.

Employees

      We consider our qualified and highly motivated employees a key factor in our success. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical management personnel for whom competition is intense. Approximately half of our employees hold university degrees. As of December 31, 2001, the Company had a total of 143 employees, 71% of whom are based in Europe.

      From time to time, we also employ independent contractors to support our professional services, research and development, and sales and marketing organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

Item 2.     Properties

      Our headquarters, as well as the headquarters of our subsidiary, Poet Software Corporation, are currently located in a leased facility in San Mateo, California, consisting of approximately 12,118 square feet under a four-year lease, which expires in April 2004.

      Our other primary offices are located in the cities of Hamburg and Munich, Germany and approximate a total of 44,100 square feet. Our subsidiary, Poet Software GmbH, in which our research and development efforts are based, operates out of these locations. These leases expire in 2003 and 2005, respectively.

      In addition, we have leased sales and support offices in the following North American locations: Irving, Texas; Minnetonka, Minnesota; Chicago, Illinois; and Marin, California.

Item 3.     Legal Proceedings

      We currently do not have any pending material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Poet’s common stock has been quoted on the Neuer Markt of the Frankfurt Stock Exchange under the symbol “POXA” since our initial public offering on November 17, 1999. Prior to this time, there was no public market for our stock. See “Selected Consolidated Financial Data” in “Item 6. — Selected Financial Data” for the high and low closing sales prices per share of our common stock as reported on the Neuer Markt for the periods indicated.

      We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. On December 31, 2001, there were approximately 90 stockholders of record of our common stock.

The German Equity Market

German Securities Laws

      As a United States company offering securities on a German stock exchange, we are subject to various laws and regulations in both jurisdictions. Some of these laws and regulations, in turn, can affect the ability of holders of our securities to transfer or sell our securities.

      At present, Germany does not restrict the export or import of capital, except for investments in Iraq and Libya in accordance with applicable resolutions adopted by the United Nations and the European Union. However, for statistical purposes only, every individual or corporation residing in Germany must report to the German Central Bank, subject only to immaterial exceptions, any payment received from or made to an individual or a corporation not a resident of Germany if such payment exceeds DM5,000 (2,550 euro or the equivalent in a foreign currency). In addition, residents of Germany must report any claims against or any liabilities payable to non-residents if such claims or liabilities, in the aggregate, exceed DM3.0 million (1.53 million euro, or the equivalent in a foreign currency) during any one month. Residents must also report any direct investment outside Germany if such investment exceeds DM100,000 (51,000 euro, or the equivalent in a foreign currency).

      There are no limitations on the right of non-resident owners to hold or vote the shares imposed by German law or our certificate of incorporation or bylaws.

The Frankfurt Stock Exchange and the Neuer Markt

      The Frankfurt Stock Exchange is the most significant of the eight German stock exchanges and accounts for more than 75% of the turnover in traded shares in Germany. The aggregate annual turnover of the Frankfurt Stock Exchange in 1998 of approximately DM8,338 billion, based on the Frankfurt Stock Exchange’s practice of separately recording the sale and purchase components involved in any trade, for both equity and debt instruments, made it the fourth largest stock exchange in the world in terms of turnover behind the New York, London and Tokyo Stock Exchanges.

      The Neuer Markt segment of the Frankfurt Stock Exchange is a new trading segment that was launched in March 1997. It is designed for innovative, small to mid-size companies in high-growth industries or in traditional industries that have an international orientation and that are willing to provide active investor relations. Issuers are requested to provide investors on an ongoing basis with information such as annual and quarterly reports, including cash flow statements, and a corporate action timetable. This information is required to be submitted in English and German as well as in electronic form, thus enabling the stock exchange to disseminate corporate information via the Internet.

Trading on the Neuer Markt

      Trading of shares listed on the Neuer Markt takes place on the floor of the stock exchange, but is computer-aided. Shares listed on the Neuer Markt can also be traded on a computer-aided system called Xetra. Trading takes place on every business day between 9:00 a.m. and 8:00 p.m., Frankfurt time. Trading within the Xetra system is done by banks and securities dealers who have been admitted to trading on at least one of Germany’s stock exchanges. Xetra is integrated into the Frankfurt Stock Exchange and is subject to its rules and regulations.

      Markets in listed securities are generally of the auction type, but listed securities also change hands in inter-bank dealer markets off the Frankfurt Stock Exchange. Price formation is determined by open bid by state-appointed specialists who are themselves exchange members, but who do not, as a rule, deal with the public. Prices of shares traded on the Neuer Markt are displayed continuously during trading hours. At the half-way point of each trading day, a single standard quotation is determined for all shares. The members’ association of the Frankfurt Stock Exchange publishes a daily list of prices which contains the standard prices of all traded securities, as well as their highest and lowest quotations during the past year.

      Transactions on the Frankfurt Stock Exchange, including transactions within the Xetra system, are settled on the second business day following trading. Transactions off the Frankfurt Stock Exchange, for large volumes or if one of the parties is foreign, are generally also settled on the second business day following trading, unless the parties have agreed upon a different date. Following a recent amendment to the conditions of German banks for securities trading, customers’ orders to buy or sell listed securities must be executed on a stock exchange, unless the customer instructs otherwise. Trading can be suspended by the Frankfurt Stock Exchange if orderly stock exchange trading is temporarily endangered or if a suspension is in the public interest.

      A specific feature of the Neuer Markt is the introduction of the obligatory “Designated Sponsor” or, an entity admitted for trading at the Frankfurt Stock Exchange which provides additional liquidity by quoting prices for the buying and selling of shares on request. Each issuer on the Neuer Markt is required to nominate at least two Designated Sponsors which will not only ensure that there is sufficient liquidity for its shares, but also serve as consultants on all stock market related matters for the issuer.

      Poet’s shares have been admitted for listing on the Neuer Markt. The Neuer Markt is still a relatively new market. Accordingly, there can be no assurance that an active trading market for the shares will develop on the Neuer Markt or that the Neuer Markt will not experience problems in settlement or clearance as trading develops. Any such delays or problems could adversely affect the market price of the shares. Persons proposing to trade the shares on the Neuer Markt should inform themselves about the potential costs of such trading.

German Tax Matters

      The following is a summary of certain tax matters arising under German tax law in force of which we are aware on the date of this Annual Report. The summary does not purport to be a comprehensive description of all of the tax considerations that may be relevant as to the decision to acquire shares of our common stock. The summary is based on the tax laws of Germany in effect on the date of this Annual Report, which may be subject to changes, possibly with retroactive effect. The summary does not address aspects of German taxation other than taxation of dividends, capital gains taxation and gift and inheritance taxation, and does not address all aspects of such German taxation. The summary does not consider any specific facts or circumstances that may apply to a particular purchaser. The summary assumes that the stockholder is subject to unlimited German income taxation and is referred to as a German holder. Prospective investors should consult their professional advisors as to the tax consequences of the acquisition, holding and disposal of the shares of our common stock, including in particular, the effect of tax laws of any other jurisdiction. The legislation on the taxation of dividends and capital gains has been changed for such income incurred after December 31, 2001. The following synopsis provides a brief and non-comprehensive overview of the taxation on income derived after such date.

Income Taxation of Dividends

      Any dividends distributed to German holders are, in principle, subject to German income tax including a solidarity surcharge and possibly church tax. However, 50% of the dividends distributed to German individuals and 100% of the dividends distributed to a German corporate holder after December 31, 2001 are exempt of the aforementioned taxes. An individual German holder will be entitled to a deduction of 50% of income-related expenses proved to the tax authorities or, alternatively, to a fixed allowance of 51 Euros per calendar year and a tax exemption known as a savers exemption of 1,550 Euros per calendar year in relation to his or her total income from capital investments including dividends. Legal entities may not deduct any expenses related to the aforementioned tax-free dividends.

      Dividend withholding tax levied in the United States in accordance with the U.S./ German Double Taxation Treaty of August 29, 1989 can be credited against the German income tax liability of the German holder. Alternatively, a German holder may deduct the total amount of U.S. withholding tax from his or her German taxable income. This tax credit or deduction is not available if the savers exemption mentioned above is available to the German holder.

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

Capital Gains Tax

      Capital gains on the disposal of shares held as a private asset of a German holder are only taxable if the disposal is effected within a twelve-month period after their acquisition. However, in such case only 50% of the gain is taxable. Capital gains on the disposal of shares held by a German corporate holder are tax-exempt.

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

Gift and Inheritance Taxes

      Shares held by an individual resident in Germany are subject to German inheritance and gift tax upon transfer by reason of death or as a gift, based on the market value at the time of the death or donation, respectively. Transfers of shares of common stock held by a person who is not a tax resident in Germany are not subject to German inheritance and gift tax, unless:

•	the shares of common stock are part of the business property of a permanent establishment or a fixed place of business of the stockholder located in Germany; or

•	the heir, donee or beneficiary is tax resident in Germany or, if of German nationality, has been resident in Germany within the five-year period prior to the death or the gift (certain public officials resident abroad are also covered).

Other German Taxes

      There are no German transfer, stamp or other similar taxes of which we are aware which would apply to the sale or transfer of the shares of common stock.

Item 6.     Selected Consolidated Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Poet Holdings, Inc. and its subsidiaries included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for any future period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$9,811	$12,227	$10,614	$8,917	$7,717
Cost of revenues	2,755	2,822	2,376	2,546	1,931

Gross profit	7,056	9,405	8,238	6,371	5,786
Operating expenses:
Selling and marketing	12,808	13,092	7,591	5,922	7,163
Research and development	3,901	4,448	3,221	2,612	2,906
General and administrative	3,272	3,631	1,825	1,428	1,581
Amortization of deferred stock compensation	227	444	626	47	—

Total operating expenses	20,208	21,615	13,263	10,009	11,650

Operating loss	(13,152)	(12,210)	(5,025)	(3,638)	(5,864)
Other, net	1,091	2,375	(539)	(352)	(19)

Net loss	$(12,061)	$(9,835)	$(5,564)	$(3,990)	$(5,883)

Basic and diluted net loss per share	$(1.11)	$(0.92)	$(2.64)	$(2.65)	$(4.17)

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$21,804	$29,168	$44,350	$4,776	$1,525
Working capital	21,154	28,927	42,585	2,809	456
Total assets	25,638	38,907	47,600	7,533	4,000
Long-term portion of debt and capital lease obligations	—	95	326	2,906	2,846
Redeemable convertible preferred stock	—	—	—	15,996	9,925
Total stockholders’ equity (deficit)	$22,545	$34,382	$43,064	$(15,302)	$(11,218)

      Stock prices (in euros — close values as traded on the Neuer Markt):

Fiscal 2001	High	Low	Fiscal 2000	High	Low

First Quarter	13.18	4.90	First Quarter	200.00	25.30
Second Quarter	5.06	1.77	Second Quarter	117.80	39.50
Third Quarter	1.91	0.73	Third Quarter	37.00	11.61
Fourth Quarter	3.05	0.78	Fourth Quarter	21.00	10.50

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the selected financial data in Item 6 of this Annual Report and our financial statements and notes thereto in Item 8 of this Annual Report.

Note Regarding Forward-Looking Statements

      This discussion contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks outlined under “Risk Factors” and elsewhere in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

Overview

      We are a provider of innovative data management software and solutions that allow organizations to share, manage and manipulate complex information and to facilitate effective business-to-business processes and information exchange over the Internet. Our database management system utilizes and supports complex, multidimensional data models and standard Internet programming languages. Our Internet solutions provide our customers with the ability to author, manipulate and electronically distribute complex business documents based on advanced exchange protocols using the Internet as a new means to increase customer relationships, accelerate business processes and reduce costs, thereby facilitating effective B2B information exchange.

      From commencement of our operations in March 1995 through December 2001, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of December 31, 2001, we had an accumulated deficit of $44.0 million, and for the year ended December 31, 2001, our net loss was $12.1 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability.

      We derive our revenue from the sale of software product licenses and professional consulting, training and technical support and maintenance services. The software product license revenue is substantially derived from the sales of our FastObjects by Poet product line, and to a lesser extent, from sales of our Poet eSupplier Solutions product line. Product revenue generated from our FastObjects by Poet product line was $4.1 million and $6.3 million for years ended December 31, 2001 and December 31, 2000, respectively. Product revenue generated from our Poet eSupplier Solutions product line was $2.3 million and $2.1 million for years ended December 31, 2001 and December 31, 2000, respectively. Revenue generated from our Poet Content Management Suite product line was $0 and $0.7 million for the years ended December 31, 2001 and December 31, 2000, respectively. In September 2000, the Company sold the Content Management Suite (CMS) product line to Sörman Information AB, Växjö, a Swedish company, in exchange for future royalties through September 2003. See Note 10 in the Notes to Consolidated Financial Statements for additional detail on the disposition of the CMS product line.

      Substantially all of our customers enter into maintenance and support agreements upon the commercial release of each customer’s application that includes licensed Poet products. Since 1996, we have had an average renewal rate of maintenance and support contracts of approximately 70%.

      Historically, we have been dependent on a few key customers. In 1999 approximately 16% of our revenues were derived from Novell, Inc. (“Novell”). The revenues generated from Novell in 1999 were due to the pro-rated amortization of deferred revenues. As of December 31, 1999, all deferred revenues related to Novell were recognized as planned. In 2001 and 2000, there were no revenues attributable to Novell. Although we are seeking to diversify our customer base and expand our net revenues through our product offerings, we anticipate that our operating results will continue to depend on volume sales to a relatively small number of customers.

      Amortization of deferred stock compensation represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of grant. We have recorded deferred compensation within stockholders’ equity of approximately $1.5 million through December 31, 2001. We recorded amortization of deferred compensation of $227,000, $444,000 and $626,000 during 2001, 2000, and 1999, respectively. At December 31, 2001, the remaining deferred compensation will be amortized as follows: $104,000 during 2002 and $22,000 during 2003. The amortization expense relates to options awarded to employees in all operating expense categories. The amount of deferred compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Comparison of Results for the Year Ended December 31, 2001 and 2000

Total Revenues

      Total revenues decreased 19.8% to $9.8 million in the year ended December 31, 2001, from $12.2 million in the year ended December 31, 2000.

      Product revenue. Our product revenues are comprised primarily of sales of the FastObjects by Poet (FO) and Poet eSupplier Solutions (ESS) product lines. Product revenues decreased 29.4% to $6.4 million, or 65.6% of total revenues, for the year ended December 31, 2001, from $9.1 million, or 74.5% of total revenues, in the year ended December 31, 2000. The decrease in product revenues was primarily attributable to a $2.2 million decrease in revenue from sales of the FO product line and a $0.7 million decrease in the Poet Content Management Suite (CMS) product line. The decrease in revenues generated by the FO product line was primarily due to weakening economic conditions in the United States and Europe compounded by the events of September 11, 2001. The decrease in revenues generated by the CMS product line was primarily attributable to our decision to cease development and promotion of the product midway through fiscal year 2000. We subsequently sold the CMS product line in September 2000.

      Consulting and training revenues. Consulting and training revenues increased 9.9% to $1.5 million, or 15.2% of total revenues, in the year ended December 31, 2001, from $1.4 million, or 11.1% of total revenues, in the year ended December 31, 2000. The increase in consulting and training revenues was primarily attributable to consulting services performed in relation to our ESS product line in 2001 that did not occur in 2000.

      Support and maintenance revenues. Support and maintenance revenues increased 7.3% to $1.9 million, or 19.2% of total revenues, in the year ended December 31, 2001, from $1.8 million, or 14.4% of total revenues, in the year ended December 31, 2000. The increase is primarily attributable to an increase in the overall number of support and maintenance customers.

Cost of Revenues

      Cost of product revenue. Cost of software product revenues decreased 18.0% to $278,000 in the year ended December 31, 2001 from $339,000 in the year ended December 31, 2000. The decrease was primarily attributable to decreased license fees. As a percentage of product revenues, cost of product revenues increased to 4.3% in the year ended December 31, 2001, from 3.7% in the year ended December 31, 2000. The percentage increase was primarily due to our fixed product costs in connection with decreased license fees.

      Cost of consulting and training revenues. Cost of consulting and training revenues increased 6.1% to $1.3 million for the year ended December 31, 2001, from $1.2 million for the year ended December 31, 2000 as a result of increased consulting and training revenues. As a percentage of consulting and training revenues, cost of consulting and training revenues decreased to 85.0% in the year ended December 31, 2001, from 88.0% in the year ended December 31, 2000, due to higher utilization of consulting and training personnel.

      Cost of support and maintenance revenues. Cost of support and maintenance revenues decreased 6.1% to $1.2 million for the year ended December 31, 2001, from $1.3 million for the year ended December 31, 2000 as a result of decreased personnel and related compensation. As a percentage of support and maintenance revenues, cost of support and maintenance revenues decreased to 64.2% in the year ended December 31, 2001, from 73.4% in the year ended December 31, 2000. The decrease in cost of support and maintenance revenues as a percentage of support and maintenance revenues was primarily attributable to the decrease in personnel and related compensation in conjunction with an increase in support and maintenance revenue.

Gross Profit

      Gross profit decreased 25.0% to $7.1 million in the year ended December 31, 2001, from $9.4 million in the year ended December 31, 2000. The decrease in gross profit was primarily attributable to a decrease in product revenues, which generate a higher profit margin than service revenues. Gross profit as a percentage of total revenues decreased to 71.9% in the year ended December 31, 2001, from 76.9% in the year ended December 31, 2000. The decrease in gross profit percentage was primarily due to a decrease in product revenue.

Operating Expenses

      Selling and marketing. Selling and marketing expenses decreased 2.2% to $12.8 million in the year ended December 31, 2001, from $13.1 million in the year ended December 31, 2000. The decrease was primarily attributable to a decrease of $0.7 million in marketing expenses partially offset by an increase in sales expenses of $0.4 million. The increase in the selling related expenses was primarily attributable to an increase in sales personnel and related compensation for the first six months of fiscal 2001, partially offset by a decrease in sales personnel and related compensation in the last six months of fiscal 2001. The decrease in marketing expenses was primarily attributable to a decrease in spending on marketing programs.

      Research and development. Research and development expenses decreased 12.3% to $3.9 million in the year ended December 31, 2001, from $4.4 million in the year ended December 31, 2000. The decrease in research and development expenses resulted primarily from a decrease in the number of outside consultants hired to perform research and development.

      General and administrative. General and administrative expenses decreased 9.9% to $3.3 million in the year ended December 31, 2001, from $3.6 million in the year ended December 31, 2000. The decrease was primarily attributable to a decrease in fees paid to outside professional service providers.

      Total other income (expense), net. Other, net decreased 51.0% to income of $1.2 million in the year ended December 31, 2001, from income of $2.4 million in the year ended December 31, 2000. The decrease in income was primarily attributable to a decrease in interest income as a result of lower average cash and equivalent balances in the fiscal year ended December 31, 2001, as well as the overall decrease in interest rates on investment balances.

Comparison of Results for the Year Ended December 31, 2000 and 1999

Total Revenues

      Total revenues increased 15.2% to $12.2 million in the year ended December 31, 2000, from $10.6 million in the year ended December 31, 1999.

      Product revenue. Our product revenues were comprised primarily of sales of the FastObjects by Poet product line (FO), Poet eSupplier Solutions product line (ESS) and Poet Content Management Suite (CMS) product lines. Product revenues increased 16.7% to $9.1 million, or 74.5% of total revenues, in the year ended December 31, 2000, from $7.8 million, or 73.6% of total revenues, in the year ended December 31, 1999. The increase in product revenues was primarily attributable to an additional $2.0 million of revenues from sales of ESS offset by a decrease of revenues generated by the FO and CMS product lines. The decrease in revenues generated by the FO product line was primarily attributable to the absence of amortized revenue from Novell. Novell accounted for $1.6 million in amortized FO license revenue in fiscal year 1999 and none in 2000. The decrease in revenues generated by the CMS product line was primarily attributable to our decision to cease development and promotion of the product midway through fiscal year 2000. We subsequently sold the CMS product line in September 2000.

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

      Support and maintenance revenues. Support and maintenance revenues increased 35.3% to $1.8 million, or 14.4% of total revenues, in the year ended December 31, 2000, from $1.3 million, or 12.2% of total revenues, in the year ended December 31, 1999. The increase was primarily attributable to an increase in the overall number of support and maintenance customers.

Cost of Revenues

      Cost of product revenue. Cost of software product revenues increased 14.9% to $339,000 in the year ended December 31, 2000 from $295,000 in the year ended December 31, 1999. The increase was primarily attributable to increased third-party license fees. As a percentage of product revenues, cost of product revenues decreased to 3.7% in the year ended December 31, 2000, from 3.8% in the year ended December 31, 1999.

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

      Cost of support and maintenance revenues. Cost of support and maintenance revenues increased 25.2% to $1.3 million for the year ended December 31, 2000, from $1.0 million for the year ended December 31, 1999 as a result of increased support and maintenance revenues. As a percentage of support and maintenance revenues, cost of support and maintenance revenues decreased to 73.4% in the year ended December 31, 2000, from 79.3% in the year ended December 31, 1999. The decrease in cost of support and maintenance revenues as a percentage of support and maintenance revenues was primarily attributable to the increase in support and maintenance revenues.

Gross Profit

      Gross profit increased 14.2% to $9.4 million in the year ended December 31, 2000, from $8.2 million in the year ended December 31, 1999. The increase in gross profit was primarily attributable to an increase in product revenues. Gross profit as a percent of total revenues remained relatively stable at 76.9% in the year ended December 31, 2000, from 77.6% in the year ended December 31, 1999.

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

      Research and development. Research and development expenses increased 38.1% to $4.4 million in the year ended December 31, 2000, from $3.2 million in the year ended December 31, 1999. The increase in research and development expenses resulted primarily from increases in the number of research and development personnel due to new product development, including the Poet eSupplier Solutions product line, and an increase in the number of outside consultants hired to perform research and development.

      General and administrative. General and administrative expenses increased 99.0% to $3.6 million in the year ended December 31, 2000, from $1.8 million in the year ended December 31, 1999. The increase was primarily attributable to an increase in bad debt expense, costs of being a public company and personnel and related compensation.

      Total other income (expense), net. Other, net increased 540% to income of $2.4 million in the year ended December 31, 2000, from expense of $547,000 in the year ended December 31, 1999. The increase to income was primarily attributable to an increase in interest income as a result of higher average cash and equivalent balances in the fiscal year ended December 31, 2000 due to the receipt of proceeds from our initial public offering in November 1999, and an interest expense charge of $809,000 made in conjunction with the conversion of debt to common stock in the fiscal year ended December 31, 1999.

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

      As of December 31, 2001, we had $10.9 million in cash and equivalents, $10.9 million in short term investments and $21.2 million in working capital. As of December 31, 2000, we had $18.7 million in cash and equivalents, $10.4 million in short term investments, $4.0 million in long term investments and $28.9 million in working capital. The decrease in working capital was primarily due to operational expenditures.

      Net cash used in operating activities was $10.9 million in 2001, $10.3 million in 2000 and $3.9 million in 1999. Net cash used in operating activities in each period primarily reflects the net losses in each period. Net cash used in operating activities in 2001 primarily reflects the net loss (less non-cash expenses) and the decrease in accounts payable and accrued liabilities partially offset by the decrease in accounts receivable. Net cash used in operating activities in 2000 primarily reflects the net loss (less non-cash expenses) and the increase in accounts receivable. Net cash used in operating activities in 1999 primarily reflects the net loss (less non-cash expenses), the increase in accounts receivable and the decrease in deferred revenue partially offset by the increase in accounts payable and accrued liabilities.

      Net cash provided by investing activities was $3.2 million in 2001. Net cash used in investing activities was $6.5 million in 2000 and $9.8 million in 1999. Investing activities includes fixed asset acquisitions of $0.6 million, $1.3 million and $0.5 million during 2001, 2000 and 1999, respectively. Also included in investing activities was the net maturity of $3.8 million of short and long-term investments during 2001 compared to net acquisitions of $5.1 million of short and long-term investments during 2000.

      Net cash used in financing activities was $0.1 million in 2001. Net cash provided by financing activities was $0.5 million in 2000 and $43.9 million in 1999. Our financing activities in fiscal year 2001 used cash primarily to repay debt and provided cash primarily through the issuance of common stock issued under our stock plans. Our financing activities in fiscal years 2000 and 1999 provided cash primarily through the issuance of common stock upon exercise of stock options and through the issuance of common stock upon the completion of our initial public offering, respectively.

      In June 2000, we entered into an unsecured note agreement loaning 2.5 million euros (approximately $2,356,000 based upon the U.S. Dollar/Euro exchange rate on December 31, 2000) to a service provider. The loan bore interest at 11% per annum and was due on December 31, 2000. In November 2000, the note agreement was amended to call for an immediate interest payment of DM230,000 (approximately $111,000 based upon the U.S. Dollar/ German Deutsche Mark exchange rate on December 31, 2000) and for the payment of the principal in full by the end of December 2000. The note was paid in full in December 2000.

      Capital expenditures were $0.6 million, $1.3 million, and $0.5 million for the years 2001, 2000 and 1999, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations, including property, furniture, and equipment. For 2002 we currently expect to make aggregate investments in capital expenditures in the amount of approximately $0.3 million, which will be financed largely through working capital. Approximately 60% of these investments will be made in Europe and 40% in North America.

      In January 1999, we entered into a $3.9 million convertible note agreement with Technologie Beteiligungsgesellschaft (TBG). Under this agreement, TBG purchased a convertible note in the principal amount of $3.9 million maturing on December 31, 2003, and bearing interest at 6% per year. In September 1999, we entered into an amendment to the convertible note agreement with TBG which converted the entire outstanding principal balance of the note, excluding accrued interest, into 275,106 shares of our common stock effective as of September 30, 1999. As a result of this amendment, we recognized a non-recurring charge in the quarter ended September 30, 1999 of approximately $0.8 million.

      In 1997, our subsidiary Poet Software GmbH entered into a loan agreement with IKB Deutsche Industriebank in the amount of DM1.5 million (approximately $684,000 based on the U.S. Dollar/ German Deutsche Mark exchange rate at December 31, 2001) bearing interest at 7% per year with principal payments due quarterly of DM125,000 commencing on June 15, 1999 and ending on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at December 31, 2001 was DM125,000 (approximately $57,000 based on the U.S. Dollar/ German Deutsche Mark exchange rate at December 31, 2001). We have guaranteed the payment of principal and interest under this loan.

      We also have non-cancelable operating leases for office space, and to a lesser extent, equipment and automobiles of approximately $3.1 million at December 31, 2001 that are payable through 2005.

      We expect to incur significant operating expenses, particularly selling and marketing and research and development expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage operating expenses. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. Although management is of the opinion that our cash resources together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, changes in our customer demand or impairment of our investments may cause unanticipated fluctuations in our cash resources. See Note 1 and Note 2 in our Notes to Consolidated Financial Statements for additional information on our cash and equivalents and investments.

Critical Accounting Policies

      We have identified the following as critical accounting policies of our company: revenue recognition and reserves for doubtful accounts.

Revenue Recognition

      Our revenue recognition policy is significant because our revenue is a key component of our results of operations.

      In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. For more information on our revenue recognition policy, refer to Note 1 of our Notes to Consolidated Financial Statements.

Reserves for Doubtful Accounts

      We record a provision for doubtful accounts for all specific receivables that we judge to be unlikely for collection. We also record an additional provision for doubtful accounts based on size and age of all receivable balances against which we have not established a specific reserve. We periodically review these allowances, analyzing each customer’s payment history and information regarding customers’ credit worthiness known to us.

Recent Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS 133,” which delayed the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for Poet’s fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives’ fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the Company’s consolidated financial statements.

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

RISK FACTORS

Risks Related To Our Business

      In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

The Continuing Economic Slowdown, Particularly in Information Technology Spending, Will Adversely Impact Our Business.

      Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. Moreover, the economic uncertainty has been accentuated by the events of September 11, 2001. We expect the economic slowdown to continue to adversely impact our business for at least the next quarter and potentially longer. Our ability to forecast the timing and amount of our sales has been substantially reduced by the economic slowdown. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenues.

Our Failure To Increase Our Revenues Would Prevent Us From Achieving And Maintaining Profitability.

      We have incurred significant net losses since we commenced operations in 1995. We have not achieved profitability, and we expect to incur net losses for the foreseeable future. We cannot be certain that we can achieve revenue growth or that we will achieve sufficient revenues for profitability. To date, we have funded our operations primarily from the sale of equity securities and to a lesser degree from cash from operations. As of December 31, 2001, we had an accumulated deficit of $44.0 million. We expect to continue to incur significant product development, sales and marketing, and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

If We Do Not Effectively Manage Future Growth, Our Business Will Suffer.

      Even after giving effect to our recent workforce reductions, the scope of our operations and our workforce has expanded significantly over a relatively short period. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee workforce.

      The complexity of our products and their installation require highly trained sales personnel. The demand for sales personnel is very competitive in our industry due to the limited number of individuals with the requisite technical skills, understanding of the Internet and database management systems. We cannot be certain that we will be successful in our efforts to hire and retain qualified sales personnel.

      Customers who license our software typically engage our professional services, including consulting, support and training. We believe that growth in our product sales depends on our ability to provide our customers with these services and to educate third-party resellers on how to use our products. Hiring and retaining service personnel is competitive, and such personnel require training and education over time to reach and maintain full productivity. If our professional services organization is unable to service our customers as we grow, customers may become dissatisfied with our services and we may lose customers, which would harm our business.

If We Fail To Meet The Continued Listing Requirements Of The Neuer Markt, Our Common Stock Could Be Delisted And The Liquidity Of Our Common Stock Would Decline.

      Our common stock is listed on the Neuer Markt. Certain new Deutsche Börse rules that became effective on October 1, 2001 for companies trading on the Neuer Markt impose requirements for listed companies to maintain a minimal per share price or market capitalization to continue trading over the Neuer Markt. The Company will not be subject to the new rules until April 1, 2002 due to a six-month stay from the application of the rules.

      Under the new rules, if the average price for a company’s shares is less than one (1) Euro per share for a period of 30 consecutive trading days and the company’s market capitalization is less than 20 million Euros, the company’s admission to the Neuer Markt will be terminated unless the average price for the company’s shares during the next 90 trading days is at least one (1) Euro for at least 15 consecutive trading days within that period, and the company’s market capitalization is at least 20 million Euros. If a company does not meet these requirements, the company’s admission to the Neuer Markt will be terminated one month after the 90 trading day period.

      Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. Failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.

If We Fail To Establish And Maintain Relationships With Indirect Sales Partners, Our Distribution Capabilities Will Be Seriously Harmed, Which Would Harm Our Revenues.

      We rely heavily upon our indirect sales channels, which consist of other businesses that implement our software into their products. These partners currently consist of original equipment manufacturers, system integrators, independent software vendors and other third-party resellers. For the years ended 2001 and 2000, approximately 55% and 65%, respectively, of our product revenues were derived through these indirect sales partners. In order to successfully market our products, we need to maintain relationships with our indirect sales partners as well as establish new relationships with similar parties. Our failure to maintain existing relationships or establish a sufficient number of new relationships with sufficiently qualified indirect sales partners would limit our distribution capabilities and, in turn, adversely affect our revenues, which would seriously harm our financial condition and results of operations.

We Do Not Expect To Derive Further Revenue From A Key Customer From Which We Previously Derived A Significant Portion Of Our Revenues, And If We Are Unable To Replace These Revenues, Our Results Of Operations Will Be Harmed.

      We derived a significant portion of our revenues in fiscal years 1997 through 1999 from one key customer, Novell, Inc. For the year ended 1999, we derived 16% of our revenues from Novell. For each of the years ended 1998 and 1997, we derived 24% or more of our revenues from Novell. We have completed our delivery, support and maintenance obligations to Novell, and we have not generated further revenue from Novell after September 1999. If we are unable to generate revenues at an equivalent or greater level from other customers in the future, our revenues will decrease, which will harm our results of operations.

In The Future, We May Need To Raise Additional Capital In Order To Remain Competitive In The Electronic Commerce Industry. This Capital May Not Be Available On Acceptable Terms, If At All.

      Although our existing cash and equivalents and short-term investment balances are expected to decline further during fiscal 2002, we believe that our existing balances together with our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months. Given the significant changes in our business and results of operations in fiscal 2001, the decline in cash and equivalents and investment balances may be greater than presently anticipated. After fiscal 2002, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

We Depend On Strategic Relationships With Our Partners.

      Our ability to maintain and develop strategic relationships with vendors, resellers and technology partners is fundamental to the success of our company. If our current or future strategic partners are not able to successfully develop, resell or market our products, our business could be seriously harmed. We currently have strategic relationships with companies including Ariba, Inc., Commerce One, Inc. and SAP AG. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings or result in additional business for our company. If these relationships are not successful, our business, operating results and financial position could be seriously harmed.

Our Future Revenue Is Dependent Upon Our Ability To Successfully Increase Sales Of Our Poet eSupplierSolutions Product Family.

      We expect that our future financial performance will depend significantly on revenue from our Poet eSupplierSolutions product family. We released Version 1.0 of Poet eCatalog Suite (the predecessor to Poet eSupplier Solutions) in September 1999. In fiscal 2001, we derived 36% of our revenue from Poet eSupplier Solutions product family, an increase from 23% of product revenue from fiscal 2000. As of December 31, 2001 we have released version 4.5 of Poet eSupplierSolutions product family. We face significant risks inherent in the introduction of this product line. Market acceptance of the Poet eSupplierSolutions product family will depend in part upon the market for Internet-based electronic purchasing systems. We cannot predict the success of this market. We also cannot be certain that the Poet eSupplierSolutions product family will meet customers’ requirements or expectations or that our products will be free of significant software defects, which may only become apparent in longer-term operations. If the Poet eSupplierSolutions product family does not meet customers’ requirements or expectations, upgrading or enhancing the product could be costly and time-consuming and may harm our business, results of operations and financial condition. For more information regarding these products, see “Business — Products” and “— Services.”

Some Of Our Customers Are Small Emerging Growth Companies That May Represent Credit Risks.

      Some of our customers include small emerging growth companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. With the significant slowdown in U.S. economic growth in the past year and uncertainty relating to the prospects for near-term U.S. economic growth, some of these customers may represent a credit risk. If our customers experience financial difficulties or fail to experience commercial success, we may have difficulty collecting on our accounts receivable balances.

The Fastobjects By Poet Product Family Currently Accounts For A Substantial Portion Of Our Revenues, And If It Does Not Continue To Be Commercially Successful, Our Future Revenues Will Be Significantly Harmed.

      In fiscal year 2001, we derived 64% of our product revenues from sales of our FastObjects by Poet product line. We expect a significant portion of our future revenues to continue to depend on the continued commercial success of our FastObjects by Poet product line. We cannot be certain that the FastObjects by Poet product line will continue to receive market acceptance, or that we will be able to introduce enhanced versions of our FastObjects by Poet products on a timely basis to meet the evolving needs of our customers, maintain compatibility with other third-party systems or remain competitive. If our FastObjects by Poet product line is not successful, our revenues will be negatively impacted, which could harm our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Products” and “— Services.”

Our Limited Operating History Makes Forecasting Difficult.

      We commenced operations in March 1995, and, as a result of our limited operating history, we have limited meaningful historical financial data upon which to plan revenues and operating expenses. Our ability to forecast accurately our quarterly revenues is further limited because our software products have long sales cycles that make it difficult to predict the quarters in which sales will occur. In addition, the recent launch of our new Poet eSupplierSolutions product family, makes it difficult to accurately forecast our revenues, as we have limited experience with the purchasing patterns of customers for our new products. We plan our expenses in part on future revenue projections. Most of our expenses are fixed in the short-term, and we may not be able to quickly reduce spending if our revenues are lower than projected. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline.

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

      Our Poet eSupplierSolutions product family operates with the eXtensible Markup Language, or XML, which we expect to be a predominant data exchange protocol, or a standard format for content structure and the method and means for exchanging data, for e-commerce on the Internet in the future. Should XML fail to be adopted as a predominant data exchange protocol for e-commerce on the Internet, it would seriously impede the marketability of our products and force us to adapt our products to other data exchange protocols, which would be costly and may not lead to marketable and competitive products. Our failure to adapt or develop new products would have a negative impact on our revenues, which would harm our business, financial condition and results of operations.

We Depend On Our Key Personnel To Manage Our Business Effectively, And If We Lose Key Personnel, We May Be Unable To Replace Them, Which Could Disrupt Operations And Harm Our Financial Condition.

      Our success depends largely upon the skills, experience and performance of our executive officers and key employees, particularly Dirk Bartels, our Chief Executive Officer. If we lose one or more of our key employees, our business, financial condition and results of operations could be harmed. We maintain a key person life insurance policy covering Mr. Bartels, but not for any other of our key employees. Our executive officers and all of our employees in the United States are at-will employees, meaning they are not bound by contract to continue service with us, and may terminate their employment with little notice. Our executive officers and employees in Germany generally have employment agreements, pursuant to which they provide services to us for an unspecified term and agree to provide six weeks’ to three months’ notice prior to terminating their employment with us. If our officers or employees terminate their employment on short notice, we may not be able to replace them on a timely basis, which could disrupt our operations.

      Our future success also depends largely on our ability to continue attracting and retaining highly skilled personnel, and we face intense competition from other software companies for qualified personnel. We have historically experienced significant difficulties in hiring and retaining qualified personnel in key management positions. For example, over the past three years, our average annual workforce turnover rate was approximately 29% in the United States and approximately 26% in Germany, and we may encounter similar or increased turnover rates in the future. We cannot be certain that we will be successful in attracting or retaining qualified personnel in the future, which could harm our business, financial condition and results of operations.

Our Results Often Depend On A Small Number Of Large Orders, And Our Revenues May Be Harmed If We Do Not Complete One Or More Of These Orders In Any Quarter.

      We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. In fiscal 2001, 11% of our revenues came from our two most significant customers. Although we do not believe that the loss of any particular customer would materially harm our business, our quarterly and annual results of operations could be harmed if we are unable to complete one or more substantial license sales in that quarter.

The Unpredictability And Seasonality Of Our Quarterly Results May Adversely Affect The Trading Price Of Our Common Stock.

      We generally ship our products shortly after receipt of an order and typically do not have a significant backlog of unfulfilled orders. Our software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and we cannot predict them with any degree of certainty. Our revenues and results of operations will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•	the timing of sales of our products and services;

•	the timing of revenue and deferred revenue recognition under U.S. GAAP;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increases in sales and marketing, product development or administration expenses;

•	the mix of services provided by us and third-party contractors;

•	our ability to attain and maintain quality levels for our products; and

•	costs related to acquisitions of technology or businesses.

      We also expect to experience seasonality in our results of operations. We expect the growth rate of our sales to be adversely affected in the third quarter of each year due to a slowdown in sales in Europe and other foreign areas during the summer months. In addition, we expect the growth rate of our sales in the first quarter to be adversely affected due to our customers’ budgeting cycles.

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

Sales In The E-Commerce Software Market Are Subject To Fluctuation.

      Although sales to the e-commerce software market have grown historically, this market is characterized by large and often sporadic purchases. In addition, recently, we and other companies in this market, as well as in the software market generally, have warned of lower-than-expected revenue and declines or delays in sales orders from customers. Sales activity in the e-commerce software market depends upon the stage of completion of expanding network infrastructures, the availability of funding and the extent that service providers are affected by regulatory and business conditions in the locale of operations. A decline or delay in sales orders in this market could have a material adverse effect on our business, operating results and financial condition.

We Face Intense Competition That Could Reduce Our Market Share.

      The database and e-commerce software markets are intensively competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Principal sources of competition include:

•	in-house development efforts by potential customers;

•	other vendors of software that address the same customer needs, such as vendors of object-oriented database management systems, like eXcelon Inc. (formerly Object Design, Inc.), Versant Corporation, and Objectivity Inc.

•	content management companies such as Chrystal Software, Incorporated, Vignette Corporation, Inso Corporation, Documentum, Inc., Requisite Technology, Inc., SAQQARA Systems, Inc., Heiler Software AG and Webmethods, Inc.; and

      In the future, we may also face competition from other sources that are poised to enter the market, including vendors of relational database systems, such as Microsoft Corporation, IBM, Informix Corporation, Pervasive Software, Inc., Progress Software Corporation and Oracle Corporation. Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. They have well-established relationships with current and potential customers and have the resources to enable them to more easily adopt aggressive pricing policies to gain market share or bundle their products in a manner that may discourage users from purchasing our products. If we are unable to compete successfully against our current and future competitors, we could experience price reductions, reduced gross margins and loss of market share, any one of which could materially and adversely affect our business, operating results and financial condition. See “Business — Competition” for more information about our competition.

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

      We market and sell our products in the United States and internationally. In fiscal year 2001, we generated 53% of our total revenues through product licenses sold and services rendered to customers located outside of the United States, primarily in Germany. We intend to substantially expand our international operations and enter new international markets. Our international operations are, and will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. The following factors may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally:

•	expenses associated with customizing products for foreign countries;

•	dependence on local partners who may not be able to meet the needs of a growing international market;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	unexpected changes in regulatory requirements related to the Internet; and

•	limited or unfavorable intellectual property protection.

      Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets and establish relationships with additional distributors and third-party integrators.

Our International Operations Expose Us To Risks Associated With Currency Fluctuations, Which Make Our Future Results Of Operations Difficult To Predict.

      To date, a majority of our international revenues and costs have been denominated in foreign currencies, especially in Euros. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. We cannot predict the potential consequences to our business as a result of the adoption of the Euro as a common currency in parts of Europe. To date, we have not engaged in any foreign exchange hedging transactions, and we are, therefore, subject to foreign currency risk, especially with regard to the U.S. Dollar and Euro exchange rates.

      The expenses of our subsidiary Poet Software GmbH are denominated in Euros. As a result, appreciation of the Euro relative to the U.S. Dollar could adversely affect our results of operations. Even when foreign currency expenses substantially offset revenues in the same currency, profits may be diminished when reported in Dollars. Fluctuations in the U.S. Dollar relative to the Euro will affect comparisons of our reported results of operations. Due to the constantly changing currency exposures and the volatility of currency exchange rates, we could experience currency losses in the future, and we cannot predict the effect of the exchange rate fluctuations upon our future results of operations. For more information regarding currency fluctuations, see “Exchange Rate Information.”

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

      In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Although we have never been involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of alleged infringement of others’ intellectual property. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using our products or services that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products or services that use such technology.

      If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell our products, which would reduce our revenues.

      To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of database, content management and e-commerce software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products increasingly overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. For more information concerning our intellectual property rights, see “Business — Proprietary Rights and Licensing.”

Our Software Products May Have Unknown Defects, Which Could Harm Our Reputation Or Impede Market Acceptance Of Our Products.

      Despite testing by us, defects have occurred in the past and may occur in the future in our software. Complex software like ours may be difficult to integrate with customers’ existing systems and may contain errors or defects when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products until after they are sold. In addition, any defect in other software or hardware with which our software interacts could be mistakenly attributed to our software by our customers or their end-users. These defects or perceptions of defects could cause our customers and their end-users to experience service interruptions. Service interruptions could damage our reputation or increase our product development costs, divert our product development resources, cause us to lose revenue, or delay market acceptance of our products, any of which could harm our business, financial condition and results of operations.

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

We Rely On A Continuous Power Supply To Conduct Our Operations, And California’s Current Energy Crisis Could Disrupt Our Operations And Increase Our Expenses.

      California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout the state. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities in California. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

      Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California’s power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase, our operating expenses will likely increase.

We May Engage In Future Acquisitions That Dilute Our Stockholders’ Ownership And Cause Us To Incur Debt Or Assume Contingent Liabilities

      As part of our strategy, we expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. In the event of any future purchases, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt; or

•	assume liabilities.

      These purchases also involve numerous risks, including:

•	problems combining the purchased operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

      We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might purchase in the future.

Risks Related To The Internet

Our Performance Will Depend On The Growth Of The Internet For E-Commerce.

      Our future success in marketing our products depends heavily on the acceptance of the Internet and its widespread use for e-commerce. If Internet e-commerce does not continue to grow or grows more slowly than expected, our business, financial condition and results of operations could be harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure and security, slow development of enabling technologies or insufficient commercial support. In addition, the Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our products and services to changing or emerging technologies.

We Could Face Additional Burdens Associated With Government Regulation Of, And Legal Uncertainties Related To, The Internet.

      New Internet legislation or regulation, or the application of existing laws and regulations to the Internet and e-commerce, could harm our business, financial condition and results of operations. We are subject to regulations applicable to businesses generally and laws and regulations directly applicable to communications over the Internet and access to e-commerce in particular. Although there are currently few laws and regulations directly applicable to e-commerce, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services. For example, the United States Congress recently enacted Internet laws regarding children’s privacy, copyrights and the transmission of sexually explicit material. In addition, the European Union recently enacted its own Internet privacy regulations. The burden of compliance with any additional laws or regulations regarding the Internet may decrease the growth of the Internet or e-commerce, which could, in turn, decrease the demand for our products and services and increase our costs of doing business.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risk

      We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and equivalents, short-term investments and long-term investments, which consist primarily of investments in commercial paper and money market accounts, and reported at an aggregate fair market value of $21.8 million as of December 31, 2001. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 2001, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the inter-company balance with our German subsidiary. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. Dollars or the Euro. Transaction gains or losses have not been significant in the past and there is no hedging activity on the Euro or other currencies. Based on the inter-company balance of $1.0 million at December 31, 2001, a hypothetical 10% adverse change in the Euro against the U.S. Dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such inter-company balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

INDEPENDENT AUDITORS’ REPORT

      To the Board of Directors and Stockholders of Poet Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Poet Holdings, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Poet Holdings, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California

January 25, 2002

POET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share and par value
	amounts)
ASSETS
Current assets:
Cash and equivalents	$10,905	$18,747
Short term investments	10,899	10,421
Accounts receivable (net of allowances of $508 and $478 in 2001 and 2000, respectively)	1,993	3,751
Inventories and other current assets	450	438

Total current assets	24,247	33,357
Property, furniture and equipment, net	1,074	1,308
Long term investments	—	4,003
Other assets	317	239

Total assets	$25,638	$38,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$582	$1,252
Accrued liabilities	1,564	1,891
Deferred revenue	890	1,043
Current portion of debt	57	244

Total current liabilities	3,093	4,430

Long term obligation	—	95
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized Shares outstanding: 2001 — 10,876,912; 2000 — 10,818,867	11	11
Additional paid in capital	66,331	66,217
Deferred stock compensation	(126)	(353)
Accumulated deficit	(43,954)	(31,893)
Accumulated other comprehensive income	283	400

Total stockholders’ equity	22,545	34,382

Total liabilities and stockholders’ equity	$25,638	$38,907

See notes to consolidated financial statements.

POET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except
	per share amounts)
Revenues:
Product ($0, $0 and $1,571 in 2001, 2000 and 1999, respectively from a stockholder)	$6,435	$9,114	$7,812
Consulting and training ($0, $0 and $10 in 2001, 2000 and 1999, respectively from a stockholder)	1,493	1,358	1,505
Support and maintenance ($0, $0 and $74 in 2001, 2000 and 1999, respectively from a stockholder)	1,883	1,755	1,297

Total revenues	9,811	12,227	10,614

Operating expenses:
Cost of product	278	339	295
Cost of consulting and training	1,268	1,195	1,052
Cost of support and maintenance	1,209	1,288	1,029
Selling and marketing	12,808	13,092	7,591
Research and development	3,901	4,448	3,221
General and administrative	3,272	3,631	1,825
Amortization of deferred stock compensation*	227	444	626

Total operating expenses	22,963	24,437	15,639

Operating loss	(13,152)	(12,210)	(5,025)

Other income (expense):
Interest expense	(19)	(38)	(1,114)
Interest income and other, net	1,206	2,460	567

Total other income (expense), net	1,187	2,422	(547)

Loss before income taxes	(11,965)	(9,788)	(5,572)
Income tax benefit (expense)	(96)	(47)	8

Net loss	$(12,061)	$(9,835)	$(5,564)

Other comprehensive income (loss)	(117)	(56)	315

Comprehensive loss	$(12,178)	$(9,891)	$(5,249)

Basic and diluted net loss per share (Note 1)	$(1.11)	$(0.92)	$(2.64)
Shares used in computing basic and diluted net loss per share	10,829	10,653	2,109
*Amortization of deferred stock compensation
Cost of consulting and training	$24	$51	$73
Cost of support and maintenance	11	20	24
Selling and marketing	100	197	294
Research and development	66	127	155
General and administrative	26	49	80

	$227	$444	$626

See notes to consolidated financial statements.

POET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

						Accumulated
						Other	Total
	Common Stock					Comprehensive	Stockholders’
			Paid in	Deferred Stock	Accumulated	Income	Equity
	Shares	Amount	Capital	Compensation	Deficit	(Loss)	(Deficiency)

	(In thousands, except share data)
Balances at January 1, 1999	1,569,150	$1	$2,287	$(1,237)	$(16,494)	$141	$(15,302)
Exercise of Series A common stock options and warrants	142,900		124				124
Common stock issued upon conversion of debt	275,106	1	4,507				4,508
Imputed loan discount			348				348
Conversion of preferred stock and Series B common stock to Series A common stock	4,981,957	5	16,467				16,472
Series A common stock issued for cash upon the initial public offering, net of issuance costs	3,570,000	4	41,533				41,537
Series A common stock issued upon net exercise of warrants	7,993						—
Deferred stock compensation			316	(316)			—
Amortization of deferred stock compensation				626			626
Net loss					(5,564)		(5,564)
Foreign currency translation adjustment						315	315

Balances at December 31, 1999	10,547,106	11	65,582	(927)	(22,058)	456	43,064
Exercise of common stock options and warrants	271,761	—	765				765
Amortization and reversals of deferred stock compensation			(130)	574			444
Net loss					(9,835)		(9,835)
Foreign currency translation adjustment						(38)	(38)
Unrealized loss on investments						(18)	(18)

Balances at December 31, 2000	10,818,867	11	66,217	(353)	(31,893)	400	34,382
Common stock issued under stock plans, net of cancellations	58,045	—	114				114
Amortization of deferred stock compensation				227			227
Net loss					(12,061)		(12,061)
Foreign currency translation adjustment						(103)	(103)
Unrealized loss on investments						(14)	(14)

Balances at December 31, 2001	10,876,912	$11	$66,331	$(126)	$(43,954)	$283	$22,545

See notes to consolidated financial statements.

POET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net Loss	$(12,061)	$(9,835)	$(5,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	746	559	556
Interest expense related to conversion of notes payable	—	—	809
Amortization of deferred stock compensation	227	444	626
Amortization of investment discounts	(265)	(18)	—
Changes in assets and liabilities:
Accounts receivable	1,658	(1,693)	(681)
Inventories and other current assets	(24)	(127)	30
Other assets	(95)	(27)	(4)
Accounts payable and accrued liabilities	(943)	201	1,638
Deferred revenue	(143)	213	(1,326)

Net cash used in operating activities	(10,900)	(10,283)	(3,916)
Cash flows from investing activities:
Purchases of property, furniture and equipment	(555)	(1,300)	(501)
Loan receivable issued	—	(2,394)	—
Loan receivable payments received	—	2,288	—
Purchases of short-term and long-term investments	(25,313)	(60,824)	(9,311)
Proceeds from sales and maturities of short-term investments	29,087	55,712	—

Net cash provided by (used in) investing activities	3,219	(6,518)	(9,812)
Cash flows from financing activities:
Borrowings	—	—	3,912
Repayments of debt	(231)	(310)	(2,151)
Preferred stock issued	—	—	475
Common stock issued, net of issuance costs	114	765	41,661

Net cash provided by (used in) financing activities	(117)	455	43,897
Effect of exchange rate changes on cash and equivalents	(44)	54	94

Increase (decrease) in cash and equivalents	(7,842)	(16,292)	30,263
Cash and equivalents — beginning of year	18,747	35,039	4,776

Cash and equivalents — end of year	$10,905	$18,747	$35,039

Supplemental disclosure of cash flow information:
Interest paid	$14	$42	$128

Taxes paid	$79	$19	$14

Non-cash financing and investment activities:
Deferred stock compensation	$—	$(130)	$316

Conversion of notes payable into Series A common stock	$—	$—	$3,900

See notes to consolidated financial statements.

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2000 and 1999

1.     Business and Significant Accounting Policies

      Business. The principal business activities of Poet Holdings, Inc. (the Company) and its subsidiaries are the design and marketing of innovative data management software and solutions that allow organizations to share, manage and manipulate complex information and to facilitate effective business-to-business processes and information exchange over the Internet. Our database management system utilizes and supports complex, multidimensional data models and standard Internet programming languages. Our Internet solutions provide our customers with the ability to author, manipulate and electronically distribute complex business documents based on advanced exchange protocols using the Internet as a new means to increase customer relationships, accelerate business processes and reduce costs, thereby facilitating effective business-to-business information exchange. The Company was incorporated in the state of Delaware in November 1994.

      Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

      Cash Equivalents. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Inventories. Inventories, consisting primarily of manuals and magnetic media, are stated at the lower of cost (first-in, first-out (FIFO) basis), or market value.

      Investments. Investments with original maturities greater than three months and with maturities less than one year from the balance sheet date are classified as short-term investments. Investments with maturities one year or greater from the balance sheet date are classified as long-term investments. The Company accounts for investments in accordance with (Statement of Financial Accounting Standards) SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. While the Company’s practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains or losses being excluded from earnings and reported as a separate component of stockholders’ equity. Cost is based on the specific identification method for purposes of computing realized gains and losses.

      Property, Furniture and Equipment. Property, furniture and equipment are stated at cost. Depreciation is computed generally on a straight-line basis over the estimated useful lives of the assets which range from three-to-seven years. Leasehold improvements and assets acquired under capital lease are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the asset.

      Other Assets. In June 2000, we entered into an unsecured note agreement loaning 2.5 million euros (approximately $2,356,000 based upon the U.S. dollar/euro exchange rate on December 31, 2000) to a services provider. The loan was interest bearing at 11% per annum and was due on December 31, 2000. In November 2000, the note agreement was amended calling for an immediate interest payment of 230,000 DM (approximately $111,000 based upon the U.S. dollar/German Deutsche Mark exchange rate on December 31, 2000) and for the payment of the principal in full by the end of December 2000. The note was paid in full in December 2000.

      Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      Software Development Costs. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software To Be Sold, Leased, or Otherwise Marketed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

      Revenue Recognition. The Company’s revenue recognition policy is consistent with Statement of Position No. 97-2, as amended. License revenues are comprised of fees for the Company’s software products. Revenue from license fees is recognized when an agreement has been signed, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, collectibility is probable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. For electronic delivery, the software is considered to have been delivered when the Company has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

      Support and maintenance arrangements do not provide for specified upgrade rights and provide technical support and the right to unspecified upgrades on an if-and-when-available basis. Revenue from support arrangements is recognized on a straight-line basis over the life of the related agreement, which is typically one year. If support, consulting services or training are included in an arrangement that includes a license agreement, amounts related to support, consulting services, training and the licenses are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support, professional services and license agreements is based on the price when such elements are sold separately, or, when not sold separately, the price is established by management, who have the relevant authority. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element’s fair value. Consulting and training revenue is recognized when provided to the customer. Revenues from custom development projects are recognized on the percentage of completion basis. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

      Cost of Revenues. Cost of product revenues includes cost of production and related materials. Cost of support and maintenance revenues includes payroll and other costs associated with product maintenance and escrow services. Costs of consulting and training principally includes payroll and related costs.

      Financial Statement Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses as of the date and for the period presented. Actual amounts could differ from those estimates.

      Concentrations of Credit Risk. Financial instruments which potentially could subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company sells the majority of its products to companies in North America and Europe. To reduce credit risk, management performs ongoing credit evaluations of its significant customers’ financial condition and maintains reserves for estimated credit losses. No individual customer accounted for more than 10% of our revenues in 2001 or 2000. One customer, a

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholder, accounted for 16% of our revenues in 1999. No individual customer accounted for more than 10% of our accounts receivable balance at December 31, 2001 or 2000.

      Financial Instruments. The Company’s financial instruments include cash and equivalents, short-term investments and long-term investments. At December 31, 2001 and 2000, the fair value of these financial instruments approximated their financial statement carrying amounts.

      Income Taxes. Income taxes are accounted for using an asset and liability approach to account for deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

      Foreign Currency Translation. All assets and liabilities of operations outside the United States are translated into U.S. dollars from their functional currency, which is the local currency, at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Gains and losses resulting from translation are included in other comprehensive income (loss). Gains and losses on foreign currency transactions have been reflected in the statements of operations and were not material in 2001, 2000 and 1999.

      Certain Significant Risks and Uncertainties. The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows; ability to increase revenues, the hiring, training and retention of key employees; development of sales distribution capabilities; market acceptance of the Company’s products under development; fundamental changes in the technology underlying the Company’s software products; litigation or other claims against the Company; adverse changes in international market conditions; successful and timely completion of product development efforts; product introductions by competitors and the ability to obtain additional financing.

      Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

      Net Loss per Common Share. Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company’s net losses.

     Recent Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS 133,” which delayed the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for Poet’s fiscal year 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the consolidated balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivatives fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material effect on the Company’s consolidated financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In August 2001, the FASB released SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective in 2002. SFAS 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held measuring impairments. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position, results of operations or cash flows.

2.     Investments

      Short-term and long-term investments include the following available-for-sale securities at December 31, 2001 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Loss	Fair Value

Money market funds	$1,143	$—	$—	$1,143
Commercial paper	12,983	4	(6)	12,981
U.S. government agencies	6,920	4	(16)	6,908

Total available for sale securities	$21,046	$8	$(22)	$21,032

Included in cash and equivalents	10,139		(6)	10,133
Included in short-term investments	10,907	8	(16)	10,899

Total available for sale securities	$21,046	$8	$(22)	$21,032

      Short-term and long-term investments include the following available-for-sale securities at December 31, 2000 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Loss	Fair Value

Money market funds	$3,878	$—	$—	$3,878
Commercial paper	22,032	9	—	22,041
U.S. government agencies	4,030	—	(27)	4,003

Total available for sale securities	$29,940	$9	$(27)	$29,922

Included in cash and equivalents	15,494	4	—	15,498
Included in short-term investments	10,416	5	—	10,421
Included in long-term investments	4,030	—	(27)	4,003

Total available for sale securities	$29,940	$9	$(27)	$29,922

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001 and 2000, the company had $772,000 and $3,249,000, respectively, of cash and equivalents excluded from the total available for sale securities balances above.

3.     Property, Furniture and Equipment, Net

      Property, furniture and equipment, net, consist of (in thousands):

	December 31,

	2001	2000

Computer equipment and software	$2,925	$2,618
Office equipment, furniture and fixtures	882	853
Leasehold improvements	150	95

Total	3,957	3,566
Accumulated depreciation and amortization	(2,883)	(2,258)

Property, furniture and equipment, net	$1,074	$1,308

4.     Accrued Liabilities

      Accrued liabilities consist of (in thousands):

	December 31,

	2001	2000

Compensation	$544	$738
Professional fees	397	476
Payroll tax accruals	224	317
Other	399	360

Total	$1,564	$1,891

5.     Long-Term Obligations

      Long-term obligations consists of (in thousands):

	December 31,

	2001	2000

Term bank loan	$57	$336
Capital lease obligations (see Note 9)	0	2
Other	0	1

Total	57	339
Current portion	(57)	(244)

Total long-term obligations	$0	$95

      The Company received $3.9 million from the issuance of a convertible note to Technologie Beteiligungsgesellschaft (TBG) in January 1999 due on December 31, 2003 with an interest rate of 6% per annum. The holder had the right to convert the entire principal amount of the note at approximately $19 per share, excluding accrued interest, into Series A common stock. No interest accrued until June 30, 2000. The imputed interest of $348,000 was amortized to interest expense over the term of the note. In connection with this loan, TBG agreed not to charge the Company any discretionary prepayment penalties or contingent payments at the end of the terms of the three notes. On September 13, 1999 the Company and TBG executed

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an amendment to the TBG loan agreement whereby the principal debt amount of $3.9 million was converted into 275,106 shares of Series A common stock. The result of this conversion was a reduction in debt of $3.7 million and a non-recurring charge of $809,000 to operations in fiscal 1999. The non-recurring charge represented the fair value of the securities transferred in the conversion in excess of the fair value of the securities issued pursuant to the original conversion date.

      In 1997, Poet Software GmbH entered into a long-term loan agreement with IKB Deutsche Industriebank of 1,500,000 DM (approximately $684,000 at December 31, 2001). The note bears interest at 7% per year on the amount outstanding. Repayments are due quarterly at 125,000 DM starting on June 15, 1999 and ending on March 15, 2002. The loan is secured by a guarantee from the Company.

6.     Stockholders’ Equity

Initial Public Offering

      In November 1999, the Company completed its initial public offering of 3,000,000 shares of common stock. In December 1999, the Company sold an additional 570,000 shares of common stock upon exercise of the Green Shoe. In total, the Company generated net proceeds from the sale of stock at the IPO and Green Shoe of $41.5 million.

Authorized Shares

      On September 10, 1999, the Board of Directors approved an increase in the authorized shares of common stock to 30,000,000 shares and creation of new undesignated preferred stock totaling 3,000,000 shares. On June 14, 2000, the Board of Directors approved, and on July 17, 2000, the stockholders approved, an increase in the authorized shares of common stock to 100,000,000 shares.

Redeemable Convertible Preferred Stock

      On November 4, 1999, holders of 100% of the Series A, B, C and D redeemable convertible preferred stock and Series B common stock consented to the conversion of all outstanding shares of Series A, B, C, and D redeemable convertible preferred stock and Series B common stock into Series A common stock upon the completion of the initial public offering regardless of the offering price per share. Upon completion of the Company’s initial public offering on November 17, 1999, all shares of Series A, B, C and D redeemable convertible preferred stock and 1,361,173 shares of Series B common stock were converted to shares of Series A common stock in accordance with their existing terms. All shares of Series A common stock were then redesignated as undesignated common stock upon the consummation of the initial public offering. All shares were converted on a one-to-one basis. The consolidated statements of stockholders’ equity (deficiency) have been retroactively restated to reflect the Series B common stock conversion.

Warrants

      During 1999, warrants to purchase 35,000 and 8,523 shares, respectively, of Series A common stock at an exercise price of $7.04 per share were issued to a strategic partner and a service provider for services rendered, respectively. The warrants had an expiration date of April 30, 2004 and upon the closing of the Company’s initial public offering, respectively. The value of these warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 4.7%, 80% volatility and no dividends during the expected term. The fair value of such warrants at the date of issuance was insignificant. The warrants issued to the strategic partner were exercised in fiscal 2000. The warrants issued to the service provider were exercised in fiscal 1999.

      During 1998, warrants to purchase 49,710 shares of Series D redeemable convertible preferred stock at an exercise price of $7.04 per share were issued to existing investors in the Company in connection with the

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s bridge financing. The estimated fair value of the warrants of $82,639 was recorded as interest expense in 1998. The warrants expire September 2003. The value of these warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 5.5%, 50% volatility and no dividends during the expected term.

      In connection with a capital lease agreement in 1995, the Company granted a warrant to purchase up to 7,291 shares of Series B redeemable convertible preferred stock at $2.15 per share expiring in May 2002. Such warrant allowed for a net exercise by the holder. The warrant was exercised in fiscal 1999. In connection with a line of credit in 1996, the Company granted warrants to purchase up to 6,555 shares of Series C redeemable convertible preferred stock at $5.72 per share. The warrants expire on July 25, 2003 and September 13, 2003, respectively. The value of these warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 6.8% in 1995, and 6.5% and 6.6% in 1996, 50% volatility and no dividends during the expected term. The fair value of such warrants at the date of issuance was insignificant.

Stock Option Plans

      The Company’s 1995 Stock Option Plan (“1995 Plan”) authorizes the grant of options to purchase up to 1,927,319 shares of common stock. The number of shares reserved under the plan will automatically be increased on January 1st of each year, in an amount equal to two percent of the shares outstanding on that date. Incentive stock options may be granted to employees and nonstatutory stock options to employees, consultants and directors. Stock options are granted with an exercise price at fair market value at the date of grant. Options generally vest over a three or four year period and expire ten years from the date of the grant.

      The Company’s 1999 Directors’ Stock Option Plan (“Directors’ Plan”) became effective upon the closing of the company’s initial public offering with 150,000 shares of common stock initially reserved. The stockholders approved an increase in the shares of common stock reserved for issuance under the Directors’ Plan to 250,000 shares of common stock on July 10, 2001. The option grants under the Director’s Plan are automatic and non-discretionary. The Directors’ Plan provides for an initial grant of options to each outside director of 40,000 shares of common stock on the later of the effective date of the Directors’ Plan or the date on which an individual first becomes an outside director. The initial grant vests 25% one year after the date of the grant and an additional 25% each anniversary of the date of grant thereafter, provided that the optionee continues to serve as an outside director. Additionally, each outside director will automatically be granted 10,000 shares of common stock on each date the outside director is re-elected by the Company’s stockholders, provided that the outside director has served on the board of the directors for at least six months. Each subsequent option grant shall vest 100% four years after the date of grant.

      The Company’s 2001 Nonstatutory Stock Option Plan authorizes the grant of options to purchase up to 250,000 shares of common stock. Nonstatutory stock options may be granted to employees, consultants and

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors. Stock options are granted with an exercise price at fair market value at the date of grant. Options generally vest over a three or four year period and expire ten years from the date of the grant.

		Weighted
	Options	Average
	Outstanding	Exercise Price

Activity under the Plans are as follows:
Balances, January 1, 1999	571,338	$0.51
Granted (Weighted average fair value of $7.28)	602,000	$8.99
Exercised	(135,565)	$0.47
Cancelled	(263,294)	$1.68

Balances, December 31, 1999	774,479	$6.71
Granted (Weighted average fair value of $37.36)	635,420	$36.60
Exercised	(203,957)	$1.69
Cancelled	(156,463)	$17.23

Balances, December 31, 2000	1,049,479	$24.21
Granted (Weighted average fair value of $3.08)	625,252	$2.43
Exercised	(7,593)	$1.24
Cancelled	(398,394)	$22.80

Balances, December 31, 2001	1,268,744	$14.06

      Additional information regarding options outstanding as of December 31, 2001 is as follows:

	Options Outstanding
				Options Vested
		Weighted
		Average			Weighted
	Number	Remaining	Weighted Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Vested	Exercise Price

$ 0.55 - 1.14	176,513	8.03	$0.87	70,296	$0.62
1.19 - 1.46	262,877	9.57	1.21	—	—
3.07 - 7.36	268,500	8.86	4.54	68,889	4.80
11.12 - 18.72	463,835	8.33	13.39	217,611	13.24
65.17	65,572	8.10	65.17	49,332	65.17
180.19	31,447	8.18	180.19	17,482	180.19

Total	1,268,744	8.64	$14.06	423,610	$22.71

      In 2001 and 2000, no stock options were issued at less than the estimated fair value at grant date. In 1999, 211,000 stock options with a weighted average exercise price of $2.91 and a weighted average fair value of $8.81 were issued at less than the estimated fair value at grant date. See deferred stock compensation footnote for additional details.

      At December 31, 2000 and 1999, options to purchase 217,642 and 170,848 shares were vested and exercisable with weighted average exercise prices of $24.76 and $0.53, respectively. At December 31, 2001, 609,653 shares were available for future grant under the Plans. Unvested common shares issued under the Plans of 4,940 and 27,200 are subject to repurchase at the original issuance price by the Company at December 31, 2001 and 2000, respectively.

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock Compensation

      In connection with grants of certain stock options, the Company recorded deferred stock compensation of $0, $0 and $316,000 in 2001, 2000 and 1999 for the difference between the estimated fair value for accounting purposes and the stock price as determined by the Board of Directors on the date of grant. Deferred compensation is being amortized to expense using an accelerated recognition approach over the vesting period of the related stock options, generally four years. Amortization of deferred stock compensation for the years ended December 31, 2001, 2000 and 1999 was $227,000, $444,000 and $626,000, respectively.

Employee Stock Purchase Plan

      The Company’s 1999 Employee Stock Purchase Plan (the “ESPP”) became effective upon the closing of the Company’s initial public offering with 100,000 shares initially reserved. Under the ESPP, eligible employees may purchase common stock through payroll deductions not exceeding 15% of any employee’s compensation and limited to a total of 1,000 shares in any offering period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one year. The number of shares reserved for issuance under the ESPP will automatically be increased on January 1st of each year, in an amount equal to one percent of the shares outstanding on that date. The price at which common stock may be purchased is equal to 85% of the fair market value of the common stock on the first day or the last day of the applicable offering period, whichever is lower.

Additional Stock Purchase Information

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net loss. Under SFAS 123, the fair value of stock-based awards by companies to employees is calculated using the minimum value method. This method requires subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

				Employee Stock
	Stock Option Plans			Purchase Plan

	2001	2000	1999	2001	2000	1999

Risk-free interest rate	4.2%	5.9%	5.4%	3.3%	6.0%	n/a
Volatility	138%	146%	156%	138%	146%	n/a
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	n/a

      The expected life of options under the Company’s Stock Option Plans and the Company’s ESPP plan were estimated at 12 months following the vesting and at 6 months, respectively. The Company’s first ESPP purchase was in 2000. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair value of the 2001, 2000 and 1999 awards through the Company’s option plans and ESPP plan had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $17,161,000 in 2001, $14,487,000 in 2000 and $5,837,000 in 1999.

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Net Loss Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands):

	Years Ended December 31,

	2001	2000	1999

Net loss (numerator), basic and diluted	$(12,061)	$(9,835)	$(5,564)

Shares (denominator):
Weighted average common shares outstanding	10,844	10,702	2,138
Weighted average common shares outstanding subject to repurchase	(15)	(49)	(29)

Shares used in computing basic and diluted net loss per share	10,829	10,653	2,109

Net loss per share basic and diluted	$(1.11)	$(0.92)	$(2.64)

      For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

	Year Ended December 31,

	2001	2000	1999

Shares of common stock subject to repurchase	4,940	27,200	36,273
Outstanding options	1,268,744	1,049,479	774,479
Warrants	55,739	55,739	86,406

Total	1,329,423	1,132,418	897,158

Weighted average exercise price of options	$14.06	$24.21	$6.71

Weighted average exercise price of warrants	$6.88	$6.88	$6.96

8.     Income Taxes

      The Company’s net deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Net deferred tax assets and liabilities:
Net operating loss carryforwards	$17,540	$12,526	$8,706
Other temporary timing differences	968	818	308

	18,508	13,344	9,014

Valuation allowance	(18,508)	(13,344)	(9,014)

Net deferred tax assets	$—	$—	$—

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to an evaluation of the likelihood of the realization of its

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets, as of December 31, 2001, 2000 and 1999, the Company has fully reserved its net deferred tax assets of $18,508,000, $13,344,000 and $9,014,000, respectively.

      The Company’s income taxes (benefit) consisted of the following current tax amounts (in thousands):

	Year Ended
	December 31,

	2001	2000	1999

State	$71	$47	$1
Foreign	25	—	(9)

Total	$96	$47	$(8)

      The Company’s effective tax rate differs from the expected benefit at the federal statutory tax rate as follows:

	Year Ended December 31,

	2001	2000	1999

Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Other	1.0	1.2	0.8

Change in valuation allowance	40.0	39.8	40.2

Effective tax rate	0%	0%	0%

      At December 31, 2001, the Company has net operating loss carryforwards of approximately $24,262,000, $9,861,000 and $16,962,000 available to offset future federal, California and foreign taxable income, respectively. Federal carryforwards expire beginning in 2009 through 2021 and the California carryforwards expire beginning 2002 through 2011.

      Due to an ownership change that occurred in 1996, approximately $3,321,000 and $1,331,000 of federal and California loss carryforwards, respectively, that can be used to offset future taxable income are subject to an annual limitation of approximately $983,000 for both federal and California purposes. Additionally, due to an ownership change that occurred in 1999, approximately $11,816,000 and $5,191,000 of federal and California loss carryforwards, respectively, that can be used to offset future taxable income are subject to a subsequent annual limitation of approximately $4,666,000 for both federal and California purposes. However, the utilization of net operating loss carryforwards generated in or before 1999 cannot exceed $4,666,666 annually. The extent to which the loss carryforwards incurred since 1999 can be used to offset future taxable income and tax liabilities may be limited depending on any future ownership changes within any subsequent three year period. The Company’s foreign tax losses may be carried forward indefinitely.

      Foreign losses before income taxes for the years ended December 31, 2001, 2000 and 1999 were $6,185,000, $5,104,000 and $1,338,000, respectively.

9.     Commitments and Contingencies

Leases

      The Company leases certain equipment under capital leases and its facilities under non-cancelable operating lease agreements. Equipment under capital leases had a net book value of $0 at December 31, 2001 and 2000 (net of accumulated amortization of $195,000 in 2001 and $268,000 in 2000). At December 31, 2001, the Company had no capital lease obligations. Operating leases expire at various dates from May 2001 through December 2005.

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental commitments under non-cancelable operating leases for office space, and to a lesser extent equipment and automobiles, as of December 31, 2001 are as follows (in thousands):

Operating
Year Ending December 31,	Leases

2002	1,533
2003	985
2004	450
2005	113

Total minimum lease payments	$3,081

      Rent expense was $1,385,000, $1,150,000 and $1,025,000 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

10.     Disposition of Product Line

      In September 2000, the Company sold the Content Management Suite (CMS) product line to Sörman Information AB, Växjö, a Swedish company in exchange for future royalties through September 2003. The agreement provides that Sörman will assume the intellectual property rights for CMS worldwide except for the United States, Canada and South Korea and the obligations associated with the European CMS customer base. Sörman had a six month exclusive option to assume the intellectual property rights for the United States and Canada. The option was exercised in March 2001. The agreement includes a license fee arrangement which provides license revenues to the Company based upon CMS sales by Sörman within three years of the execution of the agreement. As of December 31, 2001 CMS revenue generated as a result of this transaction has been immaterial.

      In a separate transaction in September 2000, Sörman entered into a runtime license agreement with the Company to purchase Object Server Suite (OSS) software.

11.	Segment Information, Operations by Geographic Area and Significant Customers

      The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information enabled by the Company’s database management system. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

	Year Ended December 31,

	2001	2000	1999

Revenues(1):
United States	$4,658	$6,136	$6,006
Germany	5,153	6,091	4,608

	$9,811	$12,227	$10,614

(1)	Revenues are broken out geographically by the ship-to location of the customer

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2001	2000	1999

Long-lived assets:
United States	$356	$496	$221
Germany	718	812	360

Total	$1,074	$1,308	$581

      During 1996 the Company entered into product licensing and service agreements with Novell, Inc. (“Novell”), a stockholder. Revenues from the stockholder are detailed on the consolidated statements of operations and comprehensive loss. The Company does not specifically identify and account for the related costs of revenues by customer. The Company believes that costs and the related gross margin of its revenues to Novell are similar to costs and gross margin to unaffiliated customers.

      On September 30, 1999, the Company and Novell amended their licensing agreement whereby the Company has no further obligations to Novell to deliver any additional products or services or refund monies previously paid, and Novell has no obligations to make any further payments to the Company. As a result of this amendment, previously deferred revenues of $309,000 were recognized as revenue in September 1999.

12.     Quarterly Results — Unaudited

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001

	(In thousands, except per share amounts)
Net revenues	$2,749	$2,805	$1,845	$2,412
Gross profit	$2,104	$2,126	$1,171	$1,655
Net loss	$(3,616)	$(2,854)	$(3,281)	$(2,310)
Net loss per share:
Basic and Diluted	$(0.34)	$(0.26)	$(0.30)	$(0.21)
Shares used in computing per share amounts:
Basic and Diluted	10,784	10,818	10,848	10,858

	Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2000	2000	2000	2000

	(In thousands, except per share amounts)
Net revenues	$2,771	$2,662	$3,293	$3,501
Gross profit	$2,189	$1,959	$2,622	$2,634
Net loss	$(1,748)	$(2,787)	$(2,548)	$(2,752)
Net loss per share:
Basic and Diluted	$(0.17)	$(0.26)	$(0.24)	$(0.26)
Shares used in computing per share amounts:
Basic and Diluted	10,574	10,618	10,691	10,746

13.     Legal Matters

      None.

Item 9.     Disagreements on Accounting and Financial Disclosure

      Not Applicable.

PART III

      Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2002 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.     Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding our executive officers and directors as of March 1, 2002:

Name	Age	Position

Dirk Bartels	42	President, Chief Executive Officer and Director
Gert Koehler(1)(2)	52	Director
Gerhard Schulmeyer(1)	62	Director
Herbert May(1)(2)	52	Director
Robert Helgerth	44	Vice President of Field Operations-eSupplier Solutions for Europe
David Guinther	43	Vice President of North American Field Operations- FastObjects
Michael Hogan	38	Vice President of Field Operations-eSupplier Solutions for North America and Asia-Pacific
Joerg Tewes	37	Vice President of Engineering
Jochen Witte	41	Chief Financial Officer, Executive Vice President of European Operations and General Manager
Jerry Wong	50	Executive Vice President of U.S. Operations and Vice President of Finance

(1)	Member of audit committee.

(2)	Member of compensation committee.

      Dirk Bartels is a co-founder of Poet Holdings, Inc. and has served as President and Chief Executive Officer since we commenced our operations in March 1995. Prior to that time, Mr. Bartels served as a General Manager of our subsidiary Poet Software GmbH. Mr. Bartels has served as a director of our company since March 1995 and has acted as our Chairman of the Board since December 1996. Mr. Bartels received a Masters of Science in Computer Science from the Technical University in Berlin, Germany.

      Dr. Gert Koehler has served as a director of Poet Holdings, Inc. since March 1995 and has served as a member of the compensation committee since January 1999 and as a member of the audit committee since September 1999. From February 2000 through June 2001, Dr. Koehler was a Managing Director of 3i Europe PLC, a venture capital and private equity company. Prior to this, Dr. Koehler was a Managing Director with Technologieholding, a venture capital company, from October 1977 to February 2000. Dr. Koehler holds Masters degrees in Solid State Physics and in Mathematics from the University of Stuttgart, a Masters degree in Operational Research from the University of Grenoble, and a Ph.D. in Mathematics from Institute de Recherche Mathematique Applique in France and a Masters of Science in Business Administration from Institute d’Administration Enterprise in France.

      Mr. Gerhard Schulmeyer has served as a director of Poet Holdings, Inc. since May 2001. Mr. Schulmeyer was President and CEO of Siemens Corporation and was responsible for Siemens’ U.S. operations until December 2001. From 1994 to 1999, he was President and CEO of Siemens Nixdorf. He headed ABB’s

American business from 1990 to 1994. He has also held additional executive positions at Motorola, Sony-Wega and Braun Electric. Mr. Schulmeyer serves on a number of corporate boards, including Korn/ Ferry, Alcan, Ingram Micro, Zurich Financial Services, FirePond, Inc. and PartMiner. He was appointed non-executive chairman of the board of Arthur D. Little in 1999. Mr. Schulmeyer is a Professor of Practice at MIT’s Sloan School and holds degrees in Engineering and Management from TU Frankfurt and MIT. He is a member of several international organizations, including the US Chamber of Commerce and the German American Chamber of Commerce.

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

      Robert Helgerth has served as Vice President of Field Operations — eSupplier Solutions for Europe at our subsidiary Poet Software GmbH since November 1999. From November 1994 to October 1999, Mr. Helgerth served as Director of the Commercial PC group for Compaq Computer GmbH. Prior to that, Mr. Helgerth was Sales Director for Sequent Germany GmbH, a member of the executive team at Dataplan and Field Office Manager and Sales Representative at Nixdorf Computer.

      David Guinther has served as Vice President of North American Field Operations — FastObjects at our subsidiary Poet Software Corporation since July 1999. He served as our District Manager of Northern California from March 1997 to December 1998 and as our Director of Sales from January 1999 to June 1999. Prior to joining our company, Mr. Guinther served as Regional Sales Manager at ONTOS Inc., a component-based technology solutions provider, from August 1996 to February 1997 and as Manager of Strategic Initiatives at Sybase, Inc., a software company, from February 1993 to July 1996. Mr. Guinther received a Bachelor of Business Administration and a Master of Science in Business from the University of Wisconsin in Madison.

      Michael Hogan has served as Vice President of Field Operations — eSupplier Solutions for North America and Asia-Pacific at our subsidiary Poet Software Corporation since April 1997. From March 1994 to April 1997, Mr. Hogan served as director of Business Development at Novell, Inc., a directory-enabled networking software provider. Mr. Hogan received a Bachelor of Science from the College of Holy Cross.

      Joerg Tewes has served as Vice President of Engineering at our subsidiary Poet Software GmbH since January 1995 and as our Vice President of Development and General Manager since September 1997. Mr. Tewes received a Masters degree in Computer Science from the Technical University in Berlin, Germany.

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

      Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated by reference.

Additional Information According to Rules and Regulations Neuer Markt:

Ownership of Common Stock and Options By Officers and Directors of Poet Holdings, Inc.

      The following table sets forth information with respect to beneficial ownership of the Company’s common stock and options by each officer and director as of December 31, 2001:

	Shares of Common	Shares of Stock
	Stock Owned at	Options Outstanding
Name	December 31, 2001	at December 31, 2001

Dirk Bartels	781,836	30,000
Gert Koehler(1)	555,436	35,000
Herbert May(1)	—	30,000
Gerhard Schulmeyer(1)	—	40,000
Jochen Witte	405,717	31,000 (2)
Jerry Wong	29,323	43,500

(1)	Outside, non-executive directors

(2)	Includes an option to purchase 1,000 held by Mrs. Witte

      At December 31, 2001, shares of stock options outstanding to non-officer employees totaled 1,059,244 shares.

      During 2001, the following director and executive officer of the Company resigned from the Company:

      Jerome Lecoeur served as a director of Poet Holdings, Inc. from April 1995 to May 2001.

      Volker Smid served as vice president of marketing and sales at Poet Software Corporation from March 2000 to November 2001.

Item 11.     Executive Compensation

      The information required by this section is incorporated by reference from the information in the sections entitled “Election of Directors — Directors’ Compensation,” “Executive Compensation” and “Stock Price Performance Graph” in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this section is incorporated by reference from the information in the section entitled “Election of Directors — Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K

(1)	Financial Statements:

Reference is made to the Index to Financial Statements of Poet Holdings, Inc. under Item 8 in Part II of this Form 10-K.

(2)	Financial Statement Schedules:

The following financial statement schedule of Poet Holdings, Inc. for the years ended December 31, 1999, December 31, 2000 and December 31, 2001 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Poet Holdings, Inc.

Schedule II — Valuation and Qualifying Accounts	Page 56

(3)	Exhibits:

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3	Amended and Restated Bylaws of the Registrant.
4.1(2)	Form of Registrant’s common stock certificate.
10.1(3)	Change of Control Severance Agreement by and between the Registrant and Jerry Wong, dated November 14, 1995.
10.2(4)	Change of Control Severance Agreement by and between the Registrant and Michael Hogan, dated April 2, 1997.
10.4.1(5)	Employment Contract between POET Software GmbH and Jörg Tewes, dated September 29, 1997.
10.4.2(6)	English Summary of Exhibit 10.4.1.
10.5.1(7)	Employment Contract between POET Software GmbH and Jochen Witte, dated May 19, 1993.
10.5.2(8)	English Summary of Exhibit 10.5.1.
10.6	1995 Stock Plan.
10.7(9)	1999 Director Option Plan.
10.8	1999 Employee Stock Purchase Plan.
10.9(10)	2001 Nonstatutory Stock Option Plan
10.10(11)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.11(12)	Second Amended and Restated Stockholder Rights Agreement, dated December 23, 1998.
10.12(13)	Warrant to purchase shares of Series A common stock of the Registrant issued to Ariba, Inc., dated April 30, 1999.
10.13(14)	Form of warrant to purchase shares of Series D preferred stock of the Registrant.
10.14(15)	Lease Agreement, dated November 23, 1998, between Spieker Properties, L.P., and the Registrant’s wholly owned subsidiary POET Software Corporation.

Exhibit Number	Description of Document

10.15.1(16)	Office Lease Agreement between the Registrant’s wholly owned subsidiary POET Software GmbH and GBR Petersen/ Schroeder/ Schmiel-Vemieter for office space in Hamburg, Germany, dated May 29, 1997.
10.15.2(17)	English Summary of Exhibit 10.15.1.
10.16(18)	Agreement between POET Software Corporation and Ariba, Inc., dated April 30, 1999.
22.1(19)	Subsidiaries of Registrant.
24.1	Power of Attorney (see page 57).

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267)

(2)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(3)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(5)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(6)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(7)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Reg. No. 000-28017)

(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Reg. No. 000-28017)

(11)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(12)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(13)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(14)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(15)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(16)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(17)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(18)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

(19)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267).

 (b) Reports on Form 8-K

      We filed a report on Form 8-K on March 1, 2000, which contained (1) an ad hoc notice filed with the Frankfurt Stock Exchange, (2) a copy of a slide presentation at an analysts conference, and (3) a press release announcing our fourth quarter revenues.

      We filed a report on Form 8-K on April 5, 2001, which contained a press release announcing our preliminary financial results for the quarter ended March 31, 2001.

      We filed a report on Form 8-K on April 25, 2001, which contained a press release announcing our first quarter results of fiscal 2001.

      We filed a report on Form 8-K on October 19, 2001, which contained a press release announcing our preliminary financial results for the quarter ended September 30, 2001.

      We filed a report on Form 8-K on October 31, 2001, which contained a press release announcing our third quarter results of fiscal 2001.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31, 2001, 2000 and 1999

	Balance at		Reversals to
	Beginning of	Charged to Costs	Costs and		Balance at End
	Period	and Expenses	Expenses	(Deductions)	of Period

	(In thousands)
Description
Allowance for doubtful accounts:
2001	478	193	—	(163)	508
2000	134	391	—	(47)	478
1999	65	96	—	(27)	134

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2002.

POET HOLDINGS, INC.
(Registrant)

By:	/s/ DIRK BARTELS

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ DIRK BARTELS	President and Chief Executive Officer	March 30, 2002

/s/ JOCHEN WITTE	Chief Financial Officer and Executive Vice President of European Operations	March 30, 2002

/s/ JERRY WONG	Executive Vice President of U.S. Operations, Principal Accounting Officer and Vice President of Finance	March 30, 2002

/s/ GERT KOEHLER	Director	March 30, 2002

/s/ GERHARD SCHULMEYER	Director	March 30, 2002

/s/ DR. HERBERT MAY	Director	March 30, 2002