Form 10-K/A
period 2001-12-31
POET HOLDINGS INC
filed 2002-04-30
CIK 1028425

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KA

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 333-87267

POET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3221778
(State of incorporation)	(I.R.S. Employer Identification Number)

999 Baker Way, Suite 200

San Mateo, California 94404
(650) 577-2500
(Address of principal executive offices and zip code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,760,000 as of March 1, 2002, based upon the closing price on the Neuer Markt of the Frankfurt Stock Exchange reported for such data. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

      The number of shares outstanding of each of the issuer’s classes of common equity, as of March 1, 2002, was as follows: 10,876,912 shares of Common Stock, $0.001 par value.

PART III

ELECTION OF DIRECTORS

      Item 10.  Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required by this item concerning the Company’s executive officers, directors and control persons is contained in Part III of our form 10-K as previously filed.

Board Meetings and Committees

      The Board of Directors of the Company held a total of nine meetings during the fiscal year ended December 31, 2001. No director serving during such fiscal year attended fewer than 100% of the aggregate of all meetings of the Board of Directors and the committees of the Board upon which such director served. The Board of Directors has two committees: the Audit Committee and the Compensation Committee.

The Audit Committee

      The Audit Committee of the Board of Directors, which consists of directors Dr. Gert Köhler, Dr. Herbert May and Mr. Gerhard Schulmeyer, was established on September 15, 1999 and met four times during the last fiscal year. The Audit Committee recommends engagement of the Company’s independent public accountants. In addition, the Audit Committee is primarily responsible for approving the services performed by the Company’s independent public accountants and for reviewing and evaluating the Company’s accounting procedures and its system of internal accounting controls.

The Compensation Committee

      The Compensation Committee of the Board of Directors, which consists of Dr. Köhler and Dr. May, met one time during the last fiscal year. The Compensation Committee reviews and recommends to the Board of Directors the compensation of all of our officers and directors, including stock compensation and loans, and establishes and reviews general policies relating to the compensation of the Company’s employees.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the SEC). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). A late report on Form 3 was filed by the Company on May 16, 2001 with respect to the appointment of Gerhard Schulmeyer to the Board of Directors. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, other than the exception described in this paragraph, during fiscal 2001 all executive officers and directors of the Company complied with all applicable filing requirements.

Item 11.  Executive Compensation

      The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company and the five next most highly compensated executive officers of the Company (the Named Executive Officers) for services rendered in all capacities to the Company in the fiscal years ended December 31, 2001, 2000 and 1999.

Summary Compensation Table

					Long-Term
					Compensation
					Awards

		Annual Compensation			Securities
	Fiscal				Underlying	All Other
Name and Principal Positions	Year	Salary($)(a)		Bonus($)(a)	Options(#)	Compensation($)(a)

Dirk Bartels	2001	$223,119		$—	30,000	$13,555	(f)
President, Chief Executive Officer	2000	223,774		10,000	—	1,535	(e)
and Director	1999	214,793		325	—	433	(e)
David Guinther	2001	192,182	(b)	—	12,000	311	(e)
Vice President of North American	2000	216,373	(c)	—	10,000	120	(e)
Operations — FastObjects	1999	231,419	(l)	325	40,000	303	(e)
Robert Helgerth	2001	160,411	(d)	—	70,000	6,020	(f)
Vice President of Field Operations —	2000	151,405	(g)	—	—	5,525	(f)
eSupplier Solutions for Europe	1999	—		—	—	—
Michael Hogan	2001	174,250	(h)	—	10,000	446	(e)
Vice President of Field Operations —	2000	160,000		48,500	37,500	108	(e)
eSupplier Solutions for North	1999	119,731		27,825	—	433	(e)
America and Asia-Pacific
Volker Smid	2001	155,918	(i)	—	36,250	44,221	(k)
Vice President of Marketing and	2000	137,421	(j)	25,000	112,500	—
Sales	1999	—		—	—	—
Jerry Wong	2001	180,000		5,000	16,000	446	(e)
Executive Vice President of U.S.	2000	160,000		25,000	—	180	(e)
Operations and Vice President	1999	150,000		325	20,000	433	(e)
of Finance

(a)	For Mssrs. Bartels, Helgerth and Smid, such amounts include U.S. dollar amounts converted from Deutsche Mark based on an exchange rate of DM2.18 to the dollar, the average exchange rate for 2001, an exchange rate of DM2.12 to the dollar, the average exchange rate for 2000, and an exchange rate of DM1.84 to the dollar, the average exchange rate for 1999.

(b)	Includes $36,182 earned as commissions.

(c)	Includes $72,373 earned as commissions.

(d)	Includes $38,851 earned as commissions.

(e)	Consists of premiums paid by us for term life insurance.

(f)	Represents the dollar value of the benefit to the executive officer for the company-sponsored automobile and of the remainder of a premium paid by us for term life insurance.

(g)	Includes $35,484 earned as commissions.

(h)	Includes $14,250 earned as commissions.

(i)	Includes $5,456 earned as commissions.

(j)	Includes $41,226 earned as commissions.

(k)	Includes $40,000 in connection with Mr. Smid’s termination, $3,775 of relocation reimbursements and $446 of premiums paid by us for term life insurance.

(l)	Includes $106,419 earned as commissions.

      Option Grants in Last Fiscal Year. The following table sets forth information with respect to stock options granted to each of the named executive officers during the fiscal year ended December 31, 2001. All of these options were granted under our 1995 Stock Plan or our 2001 Nonstatutory Stock Option Plan and have a term of ten years, subject to earlier termination in the event the optionee’s services to us cease. See — Stock Option Plans for a description of material terms of these options. In accordance with the rules of the U.S. Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option, the period from the grant date to the expiration date, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on assumed rates of appreciation and do not represent our estimate of our future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable
					Value at Assumed
	Number	Percent of			Annual
	of	Total Options			Rates of Stock
	Securities	Granted to			Appreciation
	Underlying	Employees	Exercise		for Option Term(3)
	Options	During	Price	Expiration
Name	Granted(#)	Period(1)	($/share)(2)	Date	5%	10%

Dirk Bartels	30,000	5.3%	$3.85	4/20/2011	$72,637	$184,077
David Guinther	5,000	*	3.85	4/20/2011	12,106	30,680
	7,000	1.2%	1.19	7/30/2011	5,239	13,276
Robert Helgerth	70,000	12.4%	1.19	7/30/2011	52,387	132,759
Michael Hogan	10,000	1.8%	3.85	4/20/2011	24,212	61,359
Volker Smid	10,000	1.8%	3.85	4/20/2011	24,212	61,359
	26,250	4.6%	1.19	7/30/2011	19,645	49,785
Jerry Wong	16,000	2.8%	3.85	4/20/2011	38,740	98,175

*	Represents less than 1% of the total options granted under our 1995 Stock Plan and our 2001 Nonstatutory Stock Option Plan during the fiscal year ended December 31, 2001.

(1)	Based on an aggregate of 565,252 options we granted under our 1995 Stock Plan and our 2001 Nonstatutory Stock Option Plan during the fiscal year ended December 31, 2001, to employees and consultants of POET Holdings, including the named executive officers.

(2)	Options were granted at an exercise price equal to the fair market value of the Company’s Common Stock, as determined by reference to the closing price reported on the Neuer Markt of the Frankfurt Stock Exchange or the date of grant. The Board of Directors based its determination on the Company’s financial results and prospects or the share price derived for arms-length transactions.

(3)	Potential realizable values are (i) net of exercise price before taxes, (ii) based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term, (iii) based on the assumption that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price and converted from euros to U.S. dollars at an exchange rate reported by The Wall Street Journal for December 31, 2001 of $0.8915 per euro. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect the Company’s estimate of future stock price growth.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth stock option exercises and the value of unexercised stock options held by the named executive officers during the last fiscal year.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
			Options at December 31,		Options at
	Shares	Value	2001		December 31, 2001(2)
	Acquired	Realized
Name	on Exercise(#)	($)(1)	Vested	Unvested	Vested	Unvested

Dirk Bartels	—	$—	7,500	22,500	$—	$—
David Guinther	—	—	24,735	31,168	7,169	8,902
Robert Helgerth	—	—	54,166	115,834	—	28,700
Michael Hogan	—	—	19,862	28,438	840	656
Volker Smid	—	—	45,312	—	—	—
Jerry Wong	—	—	19,416	24,084	5,250	2,625

(1)	Market value of the Company’s Common Stock at the exercise date minus the exercise price.

(2)	Market value of the Company’s Common Stock at fiscal year-end minus the exercise price. The market value of the Company’s Common Stock on December 31, 2001, was $1.60 per share, based on an exchange rate of $0.8915 per 1.00 euro, the exchange rate in effect on December 31, 2001, as reported by The Wall Street Journal.

Director Compensation

      In fiscal year 2001, members of the Board of Directors were not compensated in cash for their services as members of the Board of Directors, although they were reimbursed for some of their expenses incurred in connection with attendance at Board and Committee meetings.

      Under the Company’s 1995 Stock Plan, nonemployee directors are eligible to receive stock option grants at the discretion of the Board of Directors. In addition, the Company’s 1999 Director Stock Option Plan (the Director Option Plan) was initially adopted by the Board of Directors on September 15, 1999, and was initially approved by the stockholders on November 4, 1999. An amendment to the Director Option Plan was approved by the Board of Directors on March 28, 2001 and by the stockholders at the 2001 Annual Meeting of Stockholders. The Director Option Plan provides for the automatic and non-discretionary grant of a non-statutory stock option to purchase 40,000 shares of the Company’s Common Stock to each non-employee director on the later of the effective date of the Director Option Plan or the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 10,000 shares of Common Stock on the date of each Annual Meeting of Stockholders if, on such date, he or she remains an outside director and has served on the Board for at least the six months preceding the Annual Meeting. The initial option grant vests 25% one year after the date of grant and an additional 25% each anniversary of the date of grant thereafter, provided that the optionee continues to serve as an outside director. Each subsequent option grant shall vest 100% four years after the date of grant. The Director Option Plan provides that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

Change of Control and Severance Agreements

      We entered into an employment contract with Jörg Tewes on September 29, 1997, which provides that Mr. Tewes will serve as a managing director of POET Software GmbH for a term ending on the last day of the month in which Mr. Tewes turns 60 years old. Either Mr. Tewes or we may terminate this agreement at the end of each calendar quarter by giving at least three months’ written notice, except that we can terminate Mr. Tewes employment with us sooner if he materially breaches his duties under this agreement. As part of his remuneration, we granted Mr. Tewes options to purchase 20,000 shares of our common stock, which vest over a four-year period beginning on July 1, 1998. Mr. Tewes left the Company on March 31, 2001.

      We entered into an employment contract with Jochen Witte on May 19, 1993, which, as amended on September 10, 1998, provides that Mr. Witte will serve as our managing director for a term ending on the last day of the month in which Mr. Witte turns 60 years old. Either Mr. Witte or we may terminate this agreement at the end of each calendar quarter by giving at least three months’ written notice, except that we can terminate Mr. Witte’s employment with us sooner if he materially breaches his duties under this agreement.

      We entered into a Change of Control Severance Agreement with Michael Hogan on April 2, 1997, which provides that in the event Mr. Hogan’s employment is terminated within 12 months of a change of control of POET Holdings, the vesting of his stock options will accelerate as to that number of options equal to that number of options that would vest over the next 12 months.

      We entered into a Change of Control Severance Agreement with Jerry Wong on November 14, 1995, which provides that in the event Mr. Wong’s employment is terminated within 12 months of a change of control of POET Holdings, the vesting of his stock options will accelerate as to that number of options equal to that number of options that would vest over the next 12 months.

      We entered into a Settlement Agreement and Release with Volker Smid, the former Vice President of Sales and Marketing at our subsidiary POET Software Corporation, on August 21, 2001, pursuant to which Mr. Smid and the Company mutually agreed to terminate Mr. Smid’s employment. The agreement provides for, among other things, payment by the Company of relocation expenses and $40,000 in severance pay, the continuation of certain benefits, and the Company’s waiver of repayment of a $25,000 signing bonus paid to Mr. Smid.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of March 31, 2002, certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) any person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), known by the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all current executive officers and directors of the Company as a group. The number and percentage of shares beneficially owned are based on the aggregate of 10,876,912 shares of Common Stock outstanding as of March 31, 2002. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

	Number of	Percent of
Names and Addresses of Beneficial Owners(1)	Shares	Total

Officers and Directors:
Dirk Bartels(2)	792,461	7.29%
David Guinther(3)	43,611	*
Robert Helgerth(4)	64,583	*
Michael Hogan(5)	61,732	*
Jerome Lecoeur	—	—
Herbert May(6)	5,000	*
Gerhard Schulmeyer(7)	10,000	*
Volker Smid	—	—
Jörg Tewes(8)	12,293	*
Jochen Witte(9)	417,206	3.84%
Jerry Wong(10)	54,572	*
Gert Köhler(11)	565,436	5.20%
All directors and executive officers as a group (12 persons)	2,026,894	18.63%
5% Stockholders:
European Technologies Holding N.V.(12)	1,102,444	10.14%
De Biender 5
NL-1852 ED Heiloo, The Netherlands
Sigma Partners(13)	552,670	5.08%
2884 Sand Hill Road, Suite 121
Menlo Park, CA 94025

*	Represents less than 1%.

(1)	Unless otherwise indicated, the address of each officer, director or 5% stockholder is c/o POET Holdings, Inc., 999 Baker Way, Suite 200, San Mateo, California 94404.

(2)	Includes 10,625 shares issuable upon exercise of options held by Mr. Bartels exercisable within 60 days of March 31, 2001.

(3)	Includes 31,505 shares issuable upon exercise of options held by Mr. Guinther exercisable within 60 days of March 31, 2002.

(4)	Includes 64,583 shares issuable upon exercise of options held by Mr. Helgerth exercisable within 60 days of March 31, 2002.

(5)	Includes 25,433 shares issuable upon exercise of options held by Mr. Hogan exercisable within 60 days of March 31, 2002.

(6)	Includes 5,000 shares issuable upon exercise of options held by Dr. May exercisable within 60 days of March 31, 2002.

(7)	Includes 10,000 shares issuable upon exercise of options held by Mr. Schulmeyer exercisable within 60 days of March 31, 2002.

(8)	Includes 1,250 shares subject to repurchase by us, which lapses over time.

(9)	Includes 150,000 shares held by Mrs. Witte, and also includes 10,625 shares and 864 shares issuable upon exercise of an option held by Mr. Witte and Mrs. Witte, respectively, exercisable within 60 days of March 31, 2001.

(10)	Includes 25,249 shares issuable upon exercise of options held by Mr. Wong exercisable within 60 days of March 31, 2002.

(11)	Comprised of 555,436 shares held by Köhler Technovision Vermogensverwalrungs KG (Am Eschenhorst 20, 61381 Friedrichsdorf) and 10,000 shares issuable upon exercise of options held by Dr. Köhler exercisable within 60 days of March 31, 2002.

(12)	Comprised of 1,084,877 shares and a warrant to purchase 17,567 shares held by European Technologies Holding N.V. Mr. Albertus G.J. Lucassen is the sole managing director of European Technologies Holding N.V. and thus may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by European Technologies Holding N.V. Mr. Lucassen disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(13)	Includes (i) 475,965 shares and a warrant to purchase 7,207 shares held by Sigma Partners III, (ii) 59,333 shares and a warrant to purchase 1,783 shares held by Sigma Associates III, and (iii) 8,184 shares and a warrant to purchase 198 shares held by Sigma Investors III. Sigma Partners III, Sigma Associates III and Sigma Investors III are affiliated with Sigma Partners. Mr. Jamieson was a director of POET Holdings from April 7, 1995, to December 1, 1999, and is a general partner of Sigma Partners and may be deemed to control Sigma Partners III, Sigma Associates III and Sigma Investors III. Accordingly, Mr. Jamieson may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Sigma Partners III, Sigma Associates III and Sigma Investors III. Mr. Jamieson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Item 13.  Related Party Transactions

      In the Company’s last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the common stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described where required in Change of Control and Severance Agreements and (2) the transactions described below.

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

      As required by Company policy, all future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

POET HOLDINGS, INC.

By:	/s/DIRK BARTELS

Dirk Bartels
President and
Chief Executive Officer

Date: April 30, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DIRK BARTELS Dirk Bartels	President, Chief Executive Officer and Director	April 30, 2002

/s/ JOCHEN WITTE Jochen Witte	Chief Financial Officer and Executive Vice President of European Operations	April 30, 2002

/s/ JERRY WONG Jerry Wong	Executive Vice President of U.S. Operations, Principal Accounting Officer and Vice President of Finance	April 30, 2002

/s/ GERT KÖHLER Gert Köhler	Director	April 30, 2002

Herbert May	Director

/s/ GERHARD SCHULMEYER Gerhard Schulmeyer	Director	April 30, 2002