Form 10-Q
period 2002-03-31
POET HOLDINGS INC
filed 2002-05-15
CIK 1028425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

     The number of shares outstanding of the Registrant’s Common Stock on March 31, 2002 was 10,876,912 shares.

POET HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q

INDEX

SIGNATURES

Note Regarding Forward Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Poet Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

POET HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and equivalents	$7,305	$10,905
Short-term investments	11,957	10,899
Accounts receivable (net of allowances of $480 and $508 in 2002 and 2001, respectively)	2,243	1,993
Inventories and other current assets	390	450

Total current assets	21,895	24,247
Property, furniture and equipment, net	974	1,074
Other assets	350	317

Total assets	$23,219	$25,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$555	$582
Accrued liabilities	1,612	1,564
Deferred revenue	957	890
Current portion of debt	—	57

Total current liabilities	3,124	3,093

Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized Shares outstanding: 2002 – 10,876,912; 2001 – 10,876,912;	11	11
Additional paid-in capital	66,331	66,331
Deferred stock compensation	(100)	(126)
Accumulated deficit	(46,353)	(43,954)
Accumulated other comprehensive income	206	283

Total stockholders’ equity	20,095	22,545

Total liabilities and stockholders’ equity	$23,219	$25,638

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,

	2002	2001

Revenues:
Product	$1,410	$1,790
Consulting and training	328	464
Support and maintenance	430	495

Total revenues	2,168	2,749

Operating expenses:
Cost of product	92	66
Cost of consulting and training	307	260
Cost of support and maintenance	364	319
Selling and marketing	2,302	4,080
Research and development	921	1,146
General and administrative	665	865
Amortization of deferred stock compensation (*)	26	56

Total operating expenses	4,677	6,792

Operating loss	(2,509)	(4,043)

Other income (expense):
Interest expense	(1)	(9)
Interest income and other, net	137	475

Total other income (expense), net	136	466

Loss before income taxes	(2,373)	(3,577)
Income tax expense	(26)	(39)

Net loss	$(2,399)	$(3,616)

Other comprehensive loss	(77)	(173)

Comprehensive loss	$(2,476)	$(3,789)

Basic and diluted net loss per share (Note 3)	$(0.22)	$(0.34)

Shares used in computing basic and diluted net loss per share	10,877	10,784

(*) Amortization of deferred stock compensation
Cost of consulting and training	$3	$6
Cost of support and maintenance	1	3
Selling and marketing	11	24
Research and development	8	17
General and administrative	3	6

	$26	$56

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,399)	$(3,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	181
Amortization of deferred stock compensation	26	56
Amortization of investment discounts	(84)	(39)
Changes in assets and liabilities:
Accounts receivable	(283)	715
Inventories and other current assets	56	(41)
Other assets	(39)	(117)
Accounts payable and accrued liabilities	42	347
Deferred revenue	72	217

Net cash used in operating activities	(2,433)	(2,297)
Cash flows from investing activities:
Purchases of property, furniture and equipment	(92)	(406)
Proceeds from sales and maturities of investments	3,000	14,418
Purchases of investments	(3,979)	(9,000)

Net cash provided by (used in) investing activities	(1,071)	5,012
Cash flows from financing activities:
Repayments of debt	(56)	(58)
Common stock issued, net of issuance costs	—	4

Net cash used in financing activities	(56)	(54)
Effect of exchange rate changes on cash and equivalents	(40)	(71)

Increase (decrease) in cash and equivalents	(3,600)	2,590
Cash and equivalents – beginning of period	10,905	18,747

Cash and equivalents – end of period	$7,305	$21,337

Supplemental disclosure of cash flow information:
Interest paid	$1	$4

Taxes paid	$15	$47

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Poet’s financial position as of March 31, 2002, the results of operations and comprehensive loss for the three month periods ended March 31, 2002 and 2001 and cash flows for the three month periods ended March 31, 2002 and 2001.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the SEC.

2. BALANCE SHEET COMPONENTS

INVESTMENTS

Investments with original maturities greater than three months and with maturities less than one year from the balance sheet date are classified as short-term investments. Investments with maturities one year or greater from the balance sheet date are classified as long-term investments. The Company accounts for investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. The Company has classified all of its investments as available-for-sale securities. While the Company’s practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains or losses being excluded from earnings and reported as a separate component of stockholder’s equity. Cost is based on the specific identification method for purposes of computing realized gains and losses.

Investments include the following available-for-sale securities at March 31, 2002 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Money market funds	$1,693	$—	$—	$1,693
Commercial paper	9,493	—	(4)	9,489
U.S. government agencies	6,979	16	(32)	6,963

Total available-for-sale securities	$18,165	$16	$(36)	$18,145

Included in cash and cash equivalents	$6,191	$—	$(3)	$6,188
Included in short-term investments	11,974	16	(33)	11,957

Total available-for-sale securities	$18,165	$16	$(36)	$18,145

Investments include the following available-for-sale securities at December 31, 2001 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Money market funds	$1,143	$—	$—	$1,143
Commercial paper	12,983	4	(6)	12,981
U.S. government agencies	6,920	4	(16)	6,908

Total available-for-sale securities	$21,046	$8	$(22)	$21,032

Included in cash and cash equivalents	$10,139	$—	$(6)	$10,133
Included in short-term investments	10,907	8	(16)	10,899

Total available-for-sale securities	$21,046	$8	$(22)	$21,032

At March 31, 2002 and December 31, 2001, the company had $1,117,000 and $772,000, respectively, of cash and equivalents excluded from the total available-for-sale securities balances above.

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Net loss (numerator), basic and diluted	$(2,399)	$(3,616)
Shares (denominator):
Weighted average common shares outstanding	10,877	10,820
Weighted average common shares outstanding subject to repurchase	—	(36)

Shares used in computing basic and diluted net loss per share	10,877	10,784

Net loss per share basic and diluted	$(0.22)	$(0.34)

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

	MARCH 31,

	2002	2001

Shares of common stock subject to repurchase	—	17,613
Outstanding options	1,392,320	1,097,573
Warrants	55,739	55,739

Total	1,448,059	1,170,925

Weighted average exercise price of options	$10.45	$23.35

Weighted average exercise price of warrants	$6.88	$6.88

4. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information and facilitate effective business-to-business processes and information exchange over the Internet. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Revenues(1):
United States	$931	$1,333
Germany	1,237	1,416

	$2,168	$2,749

(1)	Revenues are broken out geographically by the ship-to location of the customer.

	MARCH 31,	DECEMBER 31,
	2002	2001

Long lived assets:
United States	$301	$356
Germany	673	718

	$974	$1,074

5. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted SFAS 142 in the quarter ended March 31, 2002. The adoption of SFAS 142 did not have a material impact on our financial position or results of operations.

In August 2001, the FASB released SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective in 2002. SFAS 144 establishes standards for accounting for impairment of long-lived assets used by an entity or held measuring impairments. The Company adopted SFAS 144 in the quarter ended March 31, 2002. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In November 2001, the FASB issued an announcement on the topic of “Income Statement characterization of Reimbursements Received for Out of Pocket Expense Incurred” (the “Announcement”), which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. The Announcement requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. The Announcement is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in the Announcement. The Company adopted the Announcement in the quarter ended March 31, 2002. The Announcement did not have a material effect on total consulting and training revenues or the consulting and training gross margin percentages and had no effect on net loss as it increased both consulting and training revenues and cost of consulting and training.

PART I: FINANCIAL INFORMATION

ITEM 2

     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Poet’s unaudited condensed consolidated financial statements and notes thereto. The results described below are not necessarily indicative of the results to be expected in any future period.

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

From commencement of our operations in March 1995 through March 2002, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since inception, we have incurred significant losses, and as of March 31, 2002, we had an accumulated deficit of $46.4 million. For the three months ended March 31, 2002, our net loss was $2.4 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability. As of March 31, 2002, the Company employed 139 employees. Of the 139 employees, 100 of them were employed in Europe and 39 in the United States.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE QUARTER ENDED MARCH 31, 2002 TO THE QUARTER ENDED MARCH 31, 2001

Total revenues decreased 21% from $2.7 million for the quarter ended March 31, 2001 to $2.2 million for the quarter ended March 31, 2002. Product revenues decreased 21% from $1.8 million for the quarter ended March 31, 2001 to $1.4 million for the quarter ended March 31, 2002. The decrease in product revenues was due primarily to weakening economic conditions in the United States and Europe. Consulting and training revenues decreased 29% from $464,000 for the quarter ended March 31, 2001 to $328,000 for the quarter ended March 31, 2002. The decrease in consulting and training revenues was due primarily to a decrease in consulting services performed in relation to our FastObjects product line in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. Support and maintenance revenues decreased 13% from $495,000 for the quarter ended March 31, 2001 to $430,000 for the quarter ended March 31, 2002. The decrease in support and maintenance revenues was due primarily to an overall decrease in support and maintenance customers.

Cost of product revenues increased 39% from $66,000 in the quarter ended March 31, 2001 to $92,000 in the quarter ended March 31, 2002. This increase was attributable primarily to an increase in production costs related to our eSupplier Solutions product family. The gross margin for product decreased to 93% in the quarter ended March 31, 2002 from 96% in the quarter ended March 31, 2001 primarily as a result of the increase in production costs and the decrease in product sales. Cost of consulting and training revenues increased 18% from $260,000 in the quarter ended March 31, 2001 to $307,000 in the quarter ended March 31, 2002. This increase was attributable primarily to an increase in personnel and related compensation. The gross margin for consulting and training decreased to 6% in the quarter ended March 31, 2002 from 44% in the quarter ended March 31, 2001, primarily as a result of lower utilization of consulting and training personnel. Cost of support and maintenance revenues increased 14% from $319,000 in the quarter ended March 31, 2001 to $364,000 in the quarter ended March 31, 2002. The increase was attributable primarily to an increase in personnel and related compensation. The gross margin for support and maintenance decreased to 15% in the quarter ended March 31, 2002 from 36% in the quarter ended March 31, 2001 primarily as a result of an increase in personnel and related compensation in conjunction with a decrease in support and maintenance revenue.

Selling and marketing expenses decreased 44% from $4.1 million in the quarter ended March 31, 2001 to $2.3 million in the quarter ended March 31, 2002. Selling and marketing expenses decreased primarily as a result of a decrease in spending on sales and marketing programs and a decrease in sales and marketing personnel and related expenses.

Research and development expenses decreased 20% from $1.1 million in the quarter ended March 31, 2001 to $0.9 million in the quarter ended March 31, 2002. This decrease was attributable primarily to a decrease in research and development personnel and a reduction in outsourced research and development.

General and administrative expenses decreased 23% from $865,000 in the quarter ended March 31, 2001 to $665,000 in the quarter ended March 31, 2002. The decrease was attributable primarily to a decrease in administrative personnel and a reduction in corporate development efforts.

Other income, net decreased 71% from income of $466,000 in the quarter ended March 31, 2001 to income of $136,000 in the quarter ended March 31, 2002. The decrease was attributable primarily to interest income earned on lower cash and equivalents and investment balances in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, as well as the overall decrease in interest rates on investment balances.

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

As of March 31, 2002, we had $7.3 million in cash and equivalents, $12.0 million in short-term investments and $18.8 million in working capital. As of December 31, 2001, we had $10.9 million in cash and equivalents, $10.9 million in short-term investments and $21.2 million in working capital. The decrease in working capital was primarily due to net cash used in operating activities.

Net cash used in operating activities was $2.4 million for the three months ended March 31, 2002 and $2.3 million for the three months ended March 31, 2001. Net cash used in operating activities for the three months ended March 31, 2002 primarily reflects the net loss and the increase in accounts receivable partially offset by depreciation and amortization. Net cash used in operating activities for the three months ended March 31, 2001 primarily reflects the net loss partially offset by the decrease in accounts receivable, the increase in accounts payable and accrued liabilities and the increase in deferred revenues.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2002 and net cash provided by investing activities was $5.0 million for the three months ended March 31, 2001. Cash from investing activities reflects proceeds from the sale and maturity of short-term and long-term investments, as well as purchases of short-term and long-term investments and purchases of property, furniture and equipment in each period. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

Net cash used in financing activities was $56,000 for the three months ended March 31, 2002 and $54,000 for the three months ended March 31, 2001. Our financing activities for the three month periods ended March 31, 2002 and 2001 used cash primarily to repay debt in the form of loans and capital leases and provided cash primarily through the issuance of common stock.

In 1997, our subsidiary, Poet Software GmbH, entered into a loan agreement with IKB Deutsche Industriebank in the amount of DM 1.5 million (approximately $684,000 based on the U.S. Dollar/Deutsche Mark exchange rate at December 31, 2001) bearing interest at 7% per year with principal payments due quarterly of DM 125,000 commencing on September 15, 1999 and ending on March 15, 2002. The Company repaid the loan in full in March 2002.

We expect to incur significant operating expenses, particularly selling and marketing and research and development expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage operating expenses. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. Although it is management’s opinion that our cash resources together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, changes in our customer demand or impairment of our investments may cause unanticipated fluctuations in our cash resources.

CRITICAL ACCOUNTING POLICIES

We have identified the following as critical accounting policies to our company: revenue recognition and reserves for doubtful accounts.

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

Reserves for Doubtful Accounts

We record a provision for doubtful accounts for all specific receivables that we judge to be unlikely for collection. We also record an additional provision for doubtful accounts based on size and age of all receivable balances against which we have not established a specific reserve. We periodically review these allowances, analyzing each customer’s payment history and information regarding customer’s credit worthiness known to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and equivalents, short-term investments and long-term investments, which consists primarily of investments in commercial paper, money market accounts and federal government agencies, and reported at an aggregate fair market value of $19.3 million as of March 31, 2002. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at March 31, 2002, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the inter-company balance with our German subsidiary. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars or the euro. Transaction gains or losses have not been significant in the past, and we have not entered into any hedging activity on the euro or other currencies. Based on the inter-company balance of approximately $0.9 million at March 31, 2002, a hypothetical 10% adverse change in the Deutsche Mark or euro against U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such inter-company balances, third-party loan receivable balances or of other account balances denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

ADDITIONAL INFORMATION ACCORDING TO RULES AND REGULATIONS NEUER MARKT

The following is a summary of changes in stockholders’ equity for the three months ended March 31, 2002 (in thousands, except share amounts).

						Accumulated
	Common Stock			Deferred		Other	Total
			Paid in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 2001	10,876,912	$11	$66,331	$(126)	$(43,954)	$283	$22,545
Issuance of common stock	—	—	—	—	—	—	—
Amortization and reversals of deferred stock compensation	—	—	—	26	—	—	26
Net loss	—	—	—	—	(2,399)	—	(2,399)
Other comprehensive loss	—	—	—	—	—	(77)	(77)

Balances at March 31, 2002	10,876,912	$11	$66,331	$(100)	$(46,353)	$206	$20,095

The following is a summary of changes in stockholders’ equity for the three months ended March 31, 2001 (in thousands, except share amounts).

						Accumulated
	Common Stock			Deferred		Other	Total
			Paid in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 2000	10,818,867	$11	$66,217	$(353)	$(31,893)	$400	$34,382
Issuance of common stock	(438)	—	1	—	—	—	1
Amortization and reversals of deferred stock compensation	—	—	—	58	—	—	58
Net loss	—	—	—	—	(3,616)	—	(3,616)
Other comprehensive loss	—	—	—	—	—	(173)	(173)

Balances at March 31, 2001	10,818,429	$11	$66,218	$(295)	$(35,509)	$227	$30,652

     Ownership of Common Stock and Options By Officers and Directors of Poet Holdings, Inc.

     The following table sets forth information with respect to beneficial ownership of the Company’s common stock and options by each officer and director as of March 31, 2002.

	Shares of Common	Shares of Stock
	Stock Owned at	Options Outstanding
Name	March 31, 2002	at March 31, 2002

Dirk Bartels	781,836	50,000
Gert Koehler (1)	555,436	35,000
Herbert May (1)	—	30,000
Gerhard Schulmeyer (1)	—	40,000
Jochen Witte	405,717	51,000 (2)
Jerry Wong	29,323	93,500

(1)	Outside, non-executive directors

(2)	Includes an option to purchase 1,000 held by Mrs. Witte

     At March 31, 2002, shares of stock options outstanding to non-officer employees totaled 1,092,820 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

None

b)	Reports on Form 8-K

(1)	Current report on Form 8-K was filed on February 7, 2002 regarding the announcement of the financial results for the quarter ended December 31, 2001.

(2)	Current report on Form 8-K was filed on April 30, 2002 regarding the announcement of the financial results for the quarter ended March 31, 2002.

POET HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2002.

Poet Holdings, Inc. (Registrant)

By:	/s/ DIRK BARTELS

Dirk Bartels President, Chief Executive Officer and Director