Form 10-Q
period 2002-06-30
POET HOLDINGS INC
filed 2002-08-14
CIK 1028425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]    NO [   ]

     The number of shares outstanding of the Registrant’s Common Stock on June 30, 2002 was 10,888,646 shares.

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

PART I:  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and equivalents	$7,853	$10,905
Short-term investments	9,257	10,899
Accounts receivable (net of allowances of $450 and $508 in 2002 and 2001, respectively)	1,788	1,993
Inventories and other current assets	349	450

Total current assets	19,247	24,247
Property, furniture and equipment, net	1,091	1,074
Other assets	552	317

Total assets	$20,890	$25,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$950	$582
Accrued liabilities	1,521	1,564
Deferred revenue	861	890
Current portion of debt	—	57

Total current liabilities	3,332	3,093

Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized
Shares outstanding: 2002 - 10,888,646; 2001 - 10,876,912;	11	11
Additional paid-in capital	66,341	66,331
Deferred stock compensation	(75)	(126)
Accumulated deficit	(49,174)	(43,954)
Accumulated other comprehensive income	455	283

Total stockholders’ equity	17,558	22,545

Total liabilities and stockholders’ equity	$20,890	$25,638

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:
Product	$1,219	$1,974	$2,629	$3,764
Consulting and training	265	352	593	816
Support and maintenance	477	479	907	974

Total revenues	1,961	2,805	4,129	5,554

Operating expenses:
Cost of product	148	58	240	124
Cost of consulting and training	372	319	679	579
Cost of support and maintenance	386	302	750	621
Selling and marketing	2,161	3,350	4,463	7,430
Research and development	1,121	1,028	2,042	2,174
General and administrative	713	820	1,378	1,685
Amortization of deferred stock compensation(*)	26	56	52	112

Total operating expenses	4,927	5,933	9,604	12,725

Operating loss	(2,966)	(3,128)	(5,475)	(7,171)

Other income (expense):
Interest expense	—	(5)	(1)	(14)
Interest income and other, net	164	279	301	754

Total other income (expense), net	164	274	300	740

Loss before income taxes	(2,802)	(2,854)	(5,175)	(6,431)
Income tax expense	(19)	—	(45)	(39)

Net loss	$(2,821)	$(2,854)	$(5,220)	$(6,470)

Other comprehensive income (loss)	249	(115)	172	(288)

Comprehensive loss	$(2,572)	$(2,969)	$(5,048)	$(6,758)

Basic and diluted net loss per share (Note 3)	$(0.26)	$(0.26)	$(0.48)	$(0.60)

Shares used in computing basic and diluted net loss per share	10,881	10,818	10,879	10,806

(*) Amortization of deferred stock compensation
Cost of consulting and training	$3	$6	$6	$12
Cost of support and maintenance	1	3	2	5
Selling and marketing	12	25	23	49
Research and development	7	16	15	33
General and administrative	3	6	6	13

	$26	$56	$52	$112

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,220)	$(6,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	340
Amortization of deferred stock compensation	52	112
Amortization of investment discounts	(178)	(271)
Changes in assets and liabilities:
Accounts receivable	370	943
Inventories and other current assets	126	(49)
Other assets	(35)	(112)
Accounts payable and accrued liabilities	221	(377)
Deferred revenue	(55)	47

Net cash used in operating activities	(4,320)	(5,837)
Cash flows from investing activities:
Purchases of property, furniture and equipment	(336)	(446)
Proceeds from sales and maturities of investments	10,000	19,599
Investment in unconsolidated company	(169)	—
Purchases of investments	(8,167)	(13,000)

Net cash provided by investing activities	1,328	6,153
Cash flows from financing activities:
Repayments of debt	(63)	(112)
Common stock issued, net of issuance costs	10	89

Net cash used in financing activities	(53)	(23)
Effect of exchange rate changes on cash and equivalents	(7)	(112)

Increase (decrease) in cash and equivalents	(3,052)	181
Cash and equivalents — beginning of period	10,905	18,747

Cash and equivalents — end of period	$7,853	$18,928

Supplemental disclosure of cash flow information:
Interest paid	$—	$9

Taxes paid	$36	$47

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(UNAUDITED)

1.	UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Poet’s financial position as of June 30, 2002, the results of operations and comprehensive loss for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month periods ended June 30, 2002 and 2001.

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the SEC.

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

Investments include the following available-for-sale securities at June 30, 2002 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Money market funds	$811	$—	$—	$811
Foreign Time Deposits	1,206	63		1,269
Commercial paper	9,494	—	(8)	9,486
U.S. government agencies	3,986	6	—	3,992

Total available-for-sale securities	$15,497	$69	$(8)	$15,558

Included in cash and cash equivalents	$6,306	$—	$(5)	$6,301
Included in short-term investments	9,191	69	(3)	9,257

Total available-for-sale securities	$15,497	$69	$(8)	$15,558

Investments include the following available-for-sale securities at December 31, 2001 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Money market funds	$1,143	$—	$—	$1,143
Commercial paper	12,983	4	(6)	12,981
U.S. government agencies	6,920	4	(16)	6,908

Total available-for-sale securities	$21,046	$8	$(22)	$21,032

Included in cash and cash equivalents	$10,139	$—	$(6)	$10,133
Included in short-term investments	10,907	8	(16)	10,899

Total available-for-sale securities	$21,046	$8	$(22)	$21,032

At June 30, 2002 and December 31, 2001, the company had $1,552,000 and $772,000, respectively, of cash and equivalents excluded from the total available-for-sale securities balances above.

3.	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Net loss (numerator), basic and diluted	$(2,821)	$(2,854)	$(5,220)	$(6,470)
Shares (denominator):
Weighted average common shares outstanding	10,881	10,833	10,879	10,826
Weighted average common shares outstanding subject to repurchase	—	(15)	—	(20)

Shares used in computing basic and diluted net loss per share	10,881	10,818	10,879	10,806

Net loss per share basic and diluted	$(0.26)	$(0.26)	$(0.48)	$(0.60)

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

Shares of common stock subject to repurchase	—	12,857
Outstanding options	1,660,572	1,172,728
Warrants	55,739	55,739

Total	1,716,311	1,241,324

Weighted average exercise price of options	$8.69	$21.32

Weighted average exercise price of warrants	$6.88	$6.88

4.	SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information and facilitate effective business-to-business processes and information exchange over the Internet. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2002	2001	2002	2001

Revenues(1):
United States	$963	$1,444	$1,894	$2,776
Germany	998	1,361	2,235	2,778

	$1,961	$2,805	$4,129	$5,554

(1)	Revenues are broken out geographically by the ship-to location of the customer.

	JUNE 30,	DECEMBER 31,
	2002	2001

Long lived assets:
United States	$252	$356
Germany	839	718

	$1,091	$1,074

5.	EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

6.	SUBSEQUENT EVENT

In July 2002, the Company announced a restructuring program in an effort to reduce the Company’s operating expenses. In connection with the restructuring, the Company reduced its worldwide headcount by approximately 34%. The actions resulted in severance related costs and a provision for losses on operating leases in the U.S. and Germany. Restructuring and related costs will approximate $680,000, of which approximately $376,000 will be for severance related costs and $304,000 will be for facility related costs associated with the termination of employees. The restructuring program reduced approximately 40 employees across all areas of the Company's worldwide workforce. The provision for facility costs relates primarily to the portion of the Company’s leased office space in the U.S. that it intends to sublease at prevailing market rates, which are less than the rates that the Company is obligated to pay under its contractual lease commitment.

The Company anticipates that it will pay the severance related costs by September 30, 2002. Payments on the facility related costs extend approximately through the termination of the Company's contractual lease commitment in April 2004.

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

From commencement of our operations in March 1995 through June 2002, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since inception, we have incurred significant losses, and as of June 30, 2002, we had an accumulated deficit of $49.2 million. For the three months ended June 30, 2002, our net loss was $2.8 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability. The Company employed 139 employees as of June 30, 2002 as compared to 172 employees as of June 30, 2001. Of the 139 employees employed as of June 30, 2002, 101 of them were employed in Europe and 38 in the United States.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE QUARTER ENDED JUNE 30, 2002 TO THE QUARTER ENDED JUNE 30, 2001

Total revenues decreased 30% from $2.8 million for the quarter ended June 30, 2001 to $2.0 million for the quarter ended June 30, 2002. Product revenues decreased 38% from $2.0 million for the quarter ended June 30, 2001 to $1.2 million for the quarter ended June 30, 2002. The decrease in product revenues was due primarily to weakening economic conditions in the United States and Europe. Consulting and training revenues decreased 25% from $352,000 for the quarter ended June 30, 2001 to $265,000 for the quarter ended June 30, 2002. The decrease in consulting and training revenues was due primarily to a decrease in consulting services performed in relation to our eSupplier Solutions product line in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. Support and maintenance revenues remained relatively unchanged at $0.5 million for the quarters ended June 30, 2001 and 2002.

Cost of product revenues increased 155% from $58,000 in the quarter ended June 30, 2001 to $148,000 in the quarter ended June 30, 2002. Cost of product revenues includes the cost of licensing third-party software incorporated into our products and the costs of packaging and distributing our products. The increase was attributable primarily to an increase in production costs related to our eSupplier Solutions product family, which reflects the amortization cost related to the purchase of software incorporated into our eSupplier Solutions product family and the write down of inventory due to inventory obsolescence. The gross margin for product decreased to 88% in the quarter ended June 30, 2002 from 97% in the quarter ended June 30, 2001 primarily as a result of the increase in production costs and the decrease in product sales. Cost of consulting and training revenues increased 17% from $319,000 in the quarter ended June 30, 2001 to $372,000 in the quarter ended June 30, 2002. This increase was attributable primarily to an increase in personnel and related compensation. The gross margin (loss) for consulting and training decreased to -40% in the quarter ended June 30, 2002 from 9% in the quarter ended June 30, 2001, primarily as a result of lower utilization of consulting and training personnel and the decrease in consulting and training revenues. Cost of support and maintenance revenues increased 28% from $302,000 in the quarter ended June 30, 2001 to $386,000 in the quarter ended June 30, 2002. The increase was attributable primarily to an increase in personnel and related compensation. The gross margin for support and maintenance decreased to 19% in the quarter ended June 30, 2002 from 37% in the quarter ended June 30, 2001 primarily as a result of an increase in personnel and related compensation.

Selling and marketing expenses decreased 35% from $3.4 million in the quarter ended June 30, 2001 to $2.2 million in the quarter ended June 30, 2002. Selling and marketing expenses decreased primarily as a result of a decrease in spending on sales and marketing programs and a decrease in sales and marketing personnel and related expenses.

Research and development expenses increased 9% from $1.0 million in the quarter ended June 30, 2001 to $1.1 million in the quarter ended June 30, 2002. This increase was attributable primarily to an increase in research and development personnel and an increase in outsourced research and development.

General and administrative expenses decreased 13% from $820,000 in the quarter ended June 30, 2001 to $713,000 in the quarter ended June 30, 2002. The decrease was attributable primarily to a decrease in administrative personnel and a reduction in corporate development efforts.

Other income, net decreased 40% from income of $274,000 in the quarter ended June 30, 2001 to income of $164,000 in the quarter ended June 30, 2002. The decrease was attributable primarily to interest income earned on lower cash and equivalents and investment balances in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, as well as the overall decrease in interest rates on investment balances.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Total revenues decreased 26% from $5.6 million for the six months ended June 30, 2001 to $4.1 million for the six months ended June 30, 2002. Product revenues decreased 30% from $3.8 million for the six months ended June 30, 2001 to $2.6 million for the six months ended June 30, 2002. The decrease in product revenues was due primarily to weakening economic conditions in the United States and Europe. Consulting and training revenues decreased 27% from $816,000 for the six months ended June 30, 2001 to $593,000 for the six months ended June 30, 2002. The decrease in consulting and training revenues was due primarily to a decrease in consulting services performed in relation to our eSupplier Solutions and FastObjects product lines in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Support and maintenance revenues decreased 7% from $974,000 for the six months ended June 30, 2001 to $907,000 for the six months ended June 30, 2002. The decrease in support and maintenance revenues was due primarily to an overall decrease in support and maintenance customers.

Cost of product revenues increased 94% from $124,000 in the six months ended June 30, 2001 to $240,000 in the six months ended June 30, 2002. This increase was attributable primarily to an increase in production costs related to our eSupplier Solutions product family. The gross margin for product decreased to 91% in the six months ended June 30, 2002 from 97% in the six months ended June 30, 2001 primarily as a result of the increase in production costs in relation to our eSupplier Solutions product line and the decrease in product sales. Cost of consulting and training revenues increased 17% from $579,000 in the six months ended June 30, 2001 to $679,000 in the six months ended June 30, 2002. This increase was attributable primarily to an increase in personnel and related compensation. The gross margin (loss) for consulting and training decreased to -15% in the six months ended June 30, 2002 from 29% in the six months ended June 30, 2001, primarily as a result of lower utilization of consulting and training personnel and the decrease in revenues. Cost of support and maintenance revenues increased 21% from $621,000 in the six months ended June 30, 2001 to $750,000 in the six months ended June 30, 2002. The increase was attributable primarily to an increase in personnel and related compensation. The gross margin for support and maintenance decreased to 17% in the six months ended June 30, 2002 from 36% in the six months ended June 30, 2001 primarily as a result of an increase in personnel and related compensation.

Selling and marketing expenses decreased 40% from $7.4 million in the six months ended June 30, 2001 to $4.5 million in the six months ended June 30, 2002. Selling and marketing expenses decreased primarily as a result of a decrease in spending on sales and marketing programs and a decrease in sales and marketing personnel and related expenses.

Research and development expenses decreased 6% from $2.2 million in the six months ended June 30, 2001 to $2.0 million in the six months ended June 30, 2002. This decrease was attributable primarily to a decrease in research and development personnel and a reduction in outsourced research and development.

General and administrative expenses decreased 18% from $1.7 million in the six months ended June 30, 2001 to $1.4 million in the quarter ended June 30, 2002. The decrease was attributable primarily to a decrease in administrative personnel and a reduction in corporate development efforts.

Other income, net decreased 59% from income of $740,000 in the six months ended June 30, 2001 to income of $300,000 in the six months ended June 30, 2002. The decrease was attributable primarily to interest income earned on lower cash and equivalents and investment balances in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, as well as the overall decrease in interest rates on investment balances.

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

As of June 30, 2002, we had $7.9 million in cash and equivalents, $9.3 million in short-term investments and $15.9 million in working capital. As of December 31, 2001, we had $10.9 million in cash and equivalents, $10.9 million in short-term investments and $21.2 million in working capital. The decrease in working capital was primarily due to net cash used in operating activities.

Net cash used in operating activities was $4.3 million for the six months ended June 30, 2002 and $5.8 million for the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2002 primarily reflects the net loss partially offset by depreciation and amortization and the decrease in accounts receivable. Net cash used in operating activities for the six months ended June 30, 2001 primarily reflects the net loss and the decrease in accounts payable and accrued liabilities partially offset by the decrease in accounts receivable. As noted in Footnote 6 in the Notes to Condensed Consolidated Financial Statements, the Company recently announced its restructuring program. The Company expects to use approximately $440,000 in operating activities for the quarter ended September 30, 2002 for payments under the Company's restructuring plan.

Net cash provided by investing activities was $1.3 million for the six months ended June 30, 2002 and $6.2 million for the six months ended June 30, 2001. Cash from investing activities reflects proceeds from the sale and maturity of short-term and long-term investments, as well as purchases of short-term and long-term investments and purchases of property, furniture and equipment in each period. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

Net cash used in financing activities was $53,000 for the six months ended June 30, 2002 and $23,000 for the six months ended June 30, 2001. Our financing activities for the six month periods ended June 30, 2002 and 2001 used cash primarily to repay debt in the form of loans and capital leases and provided cash primarily through the issuance of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and equivalents, short-term investments and long-term investments, which consists primarily of investments in commercial paper, money market accounts and federal government agencies, and reported at an aggregate fair market value of $17.1 million as of June 30, 2002. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2002, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the inter-company balance with our German subsidiary. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars or the euro. Transaction gains or losses have not been significant in the past, and we have not entered into any hedging activity on the euro or other currencies. Based on the inter-company balance of approximately $2.3 million at June 30, 2002, a hypothetical 10% adverse change in the euro against U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such inter-company balances, third-party loan receivable balances or of other account balances denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Dirk Bartels (with 4,905,734 affirmative votes, and 0 votes withheld), Gert Koehler (with 4,905,734 affirmative votes, and 0 votes withheld), Herbert May (with 4,905,734 affirmative votes, and 0 votes withheld) and Gerhard Schulmeyer (with 4,905,734 affirmative votes, and 0 votes withheld) to serve on the Company’s Board of Directors for one-year terms or until their successors are duly elected.

The stockholders also ratified the appointment of Deloitte and Touche LLP as the Company’s independent public accountants for the current fiscal year (with 4,905,734 affirmative votes, 0 votes against, 0 votes abstaining and 0 votes withheld).

ITEM 5.  OTHER INFORMATION

ADDITIONAL INFORMATION ACCORDING TO RULES AND REGULATIONS NEUER MARKT

     The following is a summary of changes in stockholders’ equity for the six months ended June 30, 2002 (in thousands, except share amounts).

						Accumulated
	Common Stock			Deferred		Other	Total
			Paid in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 2001	10,876,912	$11	$66,331	$(126)	$(43,954)	$283	$22,545
Issuance of common stock	11,734	—	10	—	—	—	10
Amortization and reversals of deferred stock compensation	—	—	—	51	—	—	51
Net loss	—	—	—	—	(5,220)	—	(5,220)
Other comprehensive loss	—	—	—	—	—	172	172

Balances at June 30, 2002	10,888,646	$11	$66,341	$(75)	$(49,174)	$455	$17,558

The following is a summary of changes in stockholders’ equity for the six months ended June 30, 2001 (in thousands, except share amounts).

						Accumulated
	Common Stock			Deferred		Other	Total
			Paid in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 2000	10,818,867	$11	$66,217	$(353)	$(31,894)	$400	$34,381
Issuance of common stock	40,968	—	87	—	—	—	87
Amortization and reversals of deferred stock compensation	—	—	—	114	—	—	114
Net loss	—	—	—	—	(6,470)	—	(6,470)
Other comprehensive loss	—	—	—	—	—	(288)	(288)

Balances at June 30, 2001	10,859,835	$11	$66,304	$(239)	$(38,364)	$112	$27,824

Ownership of Common Stock and Options By Officers and Directors of Poet Holdings, Inc.

The following table sets forth information with respect to beneficial ownership of the Company’s common stock and options by each officer and director as of June 30, 2002.

		Shares of Stock
	Shares of Common Stock	Options Outstanding at
Name	Owned at June 30, 2002	June 30, 2002

Dirk Bartels	781,836	50,000
Gert Koehler(1)	555,436	45,000
Herbert May(1)	—	40,000
Gerhard Schulmeyer(1)	—	50,000
Jochen Witte	405,717	52,500 (2)
Jerry Wong	29,323	93,500

(1)	Outside, non-executive directors

(2)	Includes an option to purchase 2,500 held by Mrs. Witte

At June 30, 2002, shares of stock options outstanding to non-officer employees totaled 1,329,572 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer

b)	Reports on Form 8-K

(2)	Current report on Form 8-K filed on April 30, 2002 with respect to the announcement of the financial results for the quarter ended March 31, 2002.

(3)	Current report on Form 8-K filed on July 25, 2002 with respect to the announcement of the financial results for the quarter ended June 30, 2002 and a corporate restructuring.

POET HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2002.

Poet Holdings, Inc. (Registrant)

By:	/s/ DIRK BARTELS Dirk Bartels President, Chief Executive Officer and Director

By:	/s/ JERRY WONG Jerry Wong Executive Vice President of U.S. Operations, Principal Accounting Officer and Vice President of Finance

EXHIBIT INDEX

99.1	Certification of Chief Executive Officer and Chief Financial Officer