Form 10-Q
period 2002-09-30
POET HOLDINGS INC
filed 2002-11-15
CIK 1028425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

     The number of shares outstanding of the Registrant’s Common Stock on November 8, 2002 was 10,893,646 shares.

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

2.

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

Assets

	September 30,	December 31,
	2002	2001

Current assets:
Cash and equivalents	$7,059	$10,905
Short-term investments	6,297	10,899
Accounts receivable (net of allowances of $227 and $508 in 2002 and 2001, respectively)	1,869	1,993
Inventories and other current assets	325	450

Total current assets	15,550	24,247
Property, furniture and equipment, net	652	1,074
Other assets	502	317

Total assets	$16,704	$25,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$307	$582
Accrued liabilities	1,397	1,564
Restructuring accruals	951	—
Deferred revenue	736	890
Current portion of debt	—	57

Total current liabilities	3,391	3,093

Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized Shares outstanding: 2002 – 10,893,646; 2001 – 10,876,912;	11	11
Additional paid-in capital	66,311	66,331
Deferred stock compensation	(29)	(126)
Accumulated deficit	(53,413)	(43,954)
Accumulated other comprehensive income	433	283

Total stockholders’ equity	13,313	22,545

Total liabilities and stockholders’ equity	$16,704	$25,638

See Notes to Unaudited Condensed Consolidated Financial Statements

3.

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Product	$830	$1,060	$3,459	$4,824
Consulting and training	392	342	985	1,158
Support and maintenance	483	443	1,390	1,416

Total revenues	1,705	1,845	5,834	7,398

Operating expenses:
Cost of product	143	66	383	190
Cost of consulting and training	288	328	967	907
Cost of support and maintenance	343	280	1,093	901
Selling and marketing	1,748	2,988	6,211	10,418
Research and development	1,067	849	3,109	3,024
General and administrative	586	814	1,964	2,498
Restructuring Costs	1,773	—	1,773	—
Amortization of deferred stock compensation (*)	13	56	65	168

Total operating expenses	5,961	5,381	15,565	18,106

Operating loss	(4,256)	(3,536)	(9,731)	(10,708)

Other income (expense):
Interest expense	(1)	(3)	(2)	(17)
Interest income and other, net	31	289	332	1,044

Total other income, net	30	286	330	1,027

Loss before income taxes	(4,226)	(3,250)	(9,401)	(9,681)
Income tax expense	(13)	(31)	(58)	(70)

Net loss	$(4,239)	$(3,281)	$(9,459)	$(9,751)

Other comprehensive income (loss)	(22)	189	150	(99)

Comprehensive loss	$(4,261)	$(3,092)	$(9,309)	$(9,850)

Basic and diluted net loss per share (Note 3)	$(0.39)	$(0.30)	$(0.87)	$(0.90)

Shares used in computing basic and diluted net loss per share	10,893	10,848	10,884	10,819

(*) Amortization of deferred stock compensation
Cost of consulting and training	$2	$6	$8	$18
Cost of support and maintenance	—	3	2	8
Selling and marketing	6	25	29	74
Research and development	3	16	18	49
General and administrative	2	6	8	19

	$13	$56	$65	$168

See Notes to Unaudited Condensed Consolidated Financial Statements

4.

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(9,459)	$(9,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	535	527
Amortization of deferred stock compensation	65	168
Write-off of fixed assets	25	—
Restructuring charges	141	—
Amortization of investment discounts	(205)	(255)
Changes in assets and liabilities:
Accounts receivable	282	1,747
Inventories and other current assets	87	(43)
Other assets	74	45
Accounts payable and accrued liabilities	409	(655)
Deferred revenue	(179)	(146)

Net cash used in operating activities	(8,225)	(8,363)
Cash flows from investing activities:
Purchases of property, furniture and equipment	(202)	(496)
Proceeds from sales and maturities of investments	18,426	23,647
Investment in unconsolidated company	(168)	—
Purchases of investments	(13,610)	(22,318)

Net cash provided by investing activities	4,446	833
Cash flows from financing activities:
Repayments of debt	(63)	(178)
Common stock issued, net of issuance costs	13	89

Net cash used in financing activities	(50)	(89)
Effect of exchange rate changes on cash and equivalents	(17)	(49)

Increase (decrease) in cash and equivalents	(3,846)	(7,668)
Cash and equivalents — beginning of period	10,905	18,747

Cash and equivalents — end of period	$7,059	$11,079

Supplemental disclosure of cash flow information:
Interest paid	$—	$12

Taxes paid	$37	$69

See Notes to Unaudited Condensed Consolidated Financial Statements

5.

POET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(UNAUDITED)

1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Poet Holdings, Inc. and its subsidiaries (collectively, "Poet" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Poet’s financial position as of September 30, 2002, the results of operations and comprehensive loss for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as filed with the SEC.

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

Investments include the following available-for-sale securities at September 30, 2002 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Money market funds	$1,751	$—	$—	$1,751
Foreign Time Deposits	809	29		838
Commercial paper	5,494	—	(2)	5,492
U.S. government agencies	2,967	—	(3)	2,964

Total available-for-sale securities	$11,021	$29	$(5)	$11,045

Included in cash and cash equivalents	$4,749	$—	$(1)	$4,748
Included in short-term investments	6,272	29	(4)	6,297

Total available-for-sale securities	$11,021	$29	$(5)	$11,045

6.

Investments include the following available-for-sale securities at December 31, 2001 (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value

Money market funds	$1,143	$—	$—	$1,143
Commercial paper	12,983	4	(6)	12,981
U.S. government agencies	6,920	4	(16)	6,908

Total available-for-sale securities	$21,046	$8	$(22)	$21,032

Included in cash and cash equivalents	$10,139	$—	$(6)	$10,133
Included in short-term investments	10,907	8	(16)	10,899

Total available-for-sale securities	$21,046	$8	$(22)	$21,032

At September 30, 2002 and December 31, 2001, the company had $2,311,000 and $772,000, respectively, of cash and equivalents excluded from the total available-for-sale securities balances above.

3. NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Net loss (numerator), basic and diluted	$(4,239)	$(3,281)	$(9,459)	$(9,751)
Shares (denominator):
Weighted average common shares outstanding	10,893	10,858	10,884	10,837
Weighted average common shares outstanding subject to repurchase	—	(10)	—	(18)

Shares used in computing basic and diluted net loss per share	10,893	10,848	10,884	10,819

Net loss per share basic and diluted	$(0.39)	$(0.30)	$(0.87)	$(0.90)

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

Shares of common stock subject to repurchase	—	7,757
Outstanding options	1,355,260	1,400,690
Warrants	55,739	55,739

Total	1,410,999	1,464,186

Weighted average exercise price of options	$9.09	17.25

Weighted average exercise price of warrants	$6.88	6.88

7.

4. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information and facilitate effective business-to-business processes and information exchange over the Internet. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Revenues (1):
United States	$312	$950	$2,206	$3,726
Germany	1,393	895	3,628	3,672

	$1,705	$1,845	$5,834	$7,398

(1)	Revenues are broken out geographically by the ship-to location of the customer.

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Property, furniture and equipment:
United States	$34	$356
Germany	618	718

	$652	$1,074

5. RESTRUCTURING COSTS

During the quarter ended September 30, 2002, the Company approved and implemented a plan to reduce its overall workforce and wind down its United States subsidiary, Poet Software Corporation. The actions resulted in severance and related costs and facility and equipment costs that totaled $1.8 million for the three months ended September 30, 2002. The Company expects the wind-down process to be completed by November 30, 2002.

As part of the restructuring plan, the Company is reducing its overall workforce by approximately 43% from 139 employees on June 30, 2002 to approximately 79 employees by November 30, 2002. Severance and related costs associated with these reductions totaling $1.1 million are included in operating expenses for the three months ended September 30, 2002.

In connection with the wind down of Poet Software Corporation and reduction in overall workforce, certain facilities leases were terminated and property and equipment sold. Charges relating to lease terminations and property and equipment of $676,000 are included in operating expenses for the three months ended September 30, 2002.

				Accrual Balance
	Restructuring	Non-Cash	Cash	at September 30,
	Costs	Charges	Payments	2002

Severance and related costs	$1,097	$—	$(684)	$413
Facilities and equipment costs	676	(138)	—	$538

	$1,773	$(138)	$(684)	$951

Substantially all of the remaining facilities and equipment costs of $538,000 are expected to be paid by December 31, 2002. Payments on the remaining severance costs of $413,000 will extend through approximately May 2003.

8.

6. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2001, the FASB issued an announcement on the topic of “Income Statement characterization of Reimbursements Received for Out of Pocket Expense Incurred” (“EITF-01-14”), which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. “EITF-01-14” requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying condensed consolidated statements of operations. “EITF-01-14” is to be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year are to be reclassified to comply with the guidance in “EITF-01-14.” The Company adopted “EITF-01-14” in the quarter ended March 31, 2002. “EITF-01-14” did not have a material effect on total consulting and training revenues or the consulting and training gross margin percentages and had no effect on net loss as it increased both consulting and training revenues and cost of consulting and training.

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

7. SUBSEQUENT EVENTS

The Company spun off the North American field operations for its FastObjects database products into a separate entity called FastObjects, Inc. effective November 1, 2002. FastObjects, Inc. will serve as an exclusive reseller for the FastObjects Database product line in North America. As part of this spin off, the Company made an equity investment of $300,000 in the non-voting preferred stock of FastObjects, Inc. and paid $85,000 for certain support services to be provided to FastObjects during the months of November and December 2002.

9.

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

From commencement of our operations in March 1995 through September 2002, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since inception, we have incurred significant losses, and as of September 30, 2002, we had an accumulated deficit of $53.4 million. For the three months ended September 30, 2002, our net loss was $4.2 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability. The Company employed 106 employees as of September 30, 2002 as compared to 165 employees as of September 30, 2001. Of the employees employed as of September 30, 2002, 91 of them were employed in Europe and 15 in the United States. As part of the Company’s restructuring plan, we will have approximately 79 employees by November 30, 2002 when the restructuring is completed.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 TO THE QUARTER ENDED SEPTEMBER 30, 2001

Total revenues decreased 8% from $1.8 million for the quarter ended September 30, 2001 to $1.7 million for the quarter ended September 30, 2002. Product revenues decreased 22% from $1.1 million for the quarter ended September 30, 2001 to $0.8 million for the quarter ended September 30, 2002. The decrease in product revenues was due primarily to weakening economic conditions in the United States and Europe. Consulting and training revenues increased 15% from $342,000 for the quarter ended September 30, 2001 to $392,000 for the quarter ended September 30, 2002. The increase in consulting and training revenues was due primarily to an increase in consulting services performed in relation to our eSupplier Solutions product line in the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. Support and maintenance revenues increased 9% from $443,000 for the quarter ended September 30, 2001 to $483,000 for the quarter ended September 30, 2002. The increase in support and maintenance revenues was primarily due to an overall increase in the number of ESS support and maintenance customers.

Cost of product revenues increased 117% from $66,000 in the quarter ended September 30, 2001 to $143,000 in the quarter ended September 30, 2002. Cost of product revenues includes the cost of licensing third-party software incorporated into our products and the costs of packaging and distributing our products. The increase was attributable primarily to an increase in costs related to our eSupplier Solutions product family, which reflects the amortization cost related to the purchase of software incorporated into our

10.

eSupplier Solutions product family. The gross margin for product decreased to 83% in the quarter ended September 30, 2002 from 94% in the quarter ended September 30, 2001 primarily as a result of the increase in production costs and the decrease in product sales. Cost of consulting and training revenues decreased 12% from $328,000 in the quarter ended September 30, 2001 to $288,000 in the quarter ended September 30, 2002. This decrease was attributable primarily to an decrease in personnel and related compensation. The gross margin for consulting and training increased to 27% in the quarter ended September 30, 2002 from 4% in the quarter ended September 30, 2001, primarily as a result of higher utilization of consulting and training personnel and the increase in consulting and training revenues. Cost of support and maintenance revenues increased 23% from $280,000 in the quarter ended September 30, 2001 to $343,000 in the quarter ended September 30, 2002. The increase was attributable primarily to an increase in personnel and related compensation. The gross margin for support and maintenance decreased to 29% in the quarter ended September 30, 2002 from 37% in the quarter ended September 30, 2001 primarily as a result of an increase in personnel and related compensation.

Selling and marketing expenses decreased 41% from $3.0 million in the quarter ended September 30, 2001 to $1.7 million in the quarter ended September 30, 2002. Selling and marketing expenses decreased primarily as a result of a decrease in spending on sales and marketing programs and a decrease in sales and marketing personnel and related expenses.

Research and development expenses increased 26% from $0.8 million in the quarter ended September 30, 2001 to $1.1 million in the quarter ended September 30, 2002. This increase was attributable primarily to an increase in research and development personnel and an increase in outsourced research and development.

General and administrative expenses decreased 28% from $814,000 in the quarter ended September 30, 2001 to $586,000 in the quarter ended September 30, 2002. The decrease was attributable primarily to a decrease in the number of administrative personnel and a reduction in corporate development efforts.

Restructuring costs of $1.8 million, consisting of $1.1 million in severance and related costs, and $676,000 in facility and equipment costs were recorded in the quarter ended September 30, 2002 in relation to the companies restructuring plan.

Other income, net decreased 90% from income of $286,000 in the quarter ended September 30, 2001 to income of $30,000 in the quarter ended September 30, 2002. The decrease was attributable primarily to interest income earned on lower cash and equivalents and investment balances in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, as well as the overall decrease in interest rates on investment balances.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Total revenues decreased 21% from $7.4 million for the nine months ended September 30, 2001 to $5.8 million for the nine months ended September 30, 2002. Product revenues decreased 28% from $4.8 million for the nine months ended September 30, 2001 to $3.5 million for the nine months ended September 30, 2002. The decrease in product revenues was due primarily to weakening economic conditions in the United States and Europe. Consulting and training revenues decreased 15% from $1.2 million for the nine months ended September 30, 2001 to $985,000 for the nine months ended September 30, 2002. The decrease in consulting and training revenues was due primarily to a decrease in consulting services performed in relation to our eSupplier Solutions and FastObjects product lines in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Support and maintenance revenues remained relatively unchanged at $1.4 million for the quarters ended September 30, 2001 and 2002.

Cost of product revenues increased 102% from $190,000 in the nine months ended September 30, 2001 to $383,000 in the nine months ended September 30, 2002. This increase was attributable primarily to an increase in production costs related to our eSupplier Solutions product family. The gross margin for product decreased to 89% in the nine months ended September 30, 2002 from 96% in the nine months ended September 30, 2001 primarily as a result of the increase in production costs in relation to our eSupplier Solutions product line and the decrease in product sales. Cost of consulting and training revenues increased 7% from $907,000 in the nine months ended September 30, 2001 to $967,000 in the nine months ended September 30, 2002. This increase was attributable primarily to an increase in personnel and related compensation. The gross margin for consulting and training decreased to 2% in the nine months ended September 30, 2002 from 22% in the nine months ended September 30, 2001, primarily as a result of lower utilization of consulting and training personnel and the decrease in revenues. Cost of support and maintenance revenues increased 21% from $901,000 in the nine months ended September 30, 2001 to $1.1 million in the nine months ended September 30, 2002. The increase was attributable primarily to an increase in personnel and related compensation. The gross margin for support and

11.

maintenance decreased to 21% in the nine months ended September 30, 2002 from 36% in the nine months ended September 30, 2001 primarily as a result of an increase in personnel and related compensation.

Selling and marketing expenses decreased 40% from $10.4 million in the nine months ended September 30, 2001 to $6.2 million in the nine months ended September 30, 2002. Selling and marketing expenses decreased primarily as a result of a decrease in spending on sales and marketing programs and a decrease in sales and marketing personnel and related expenses.

Research and development expenses increased 3% from $3.0 million in the nine months ended September 30, 2001 to $3.1 million in the nine months ended September 30, 2002. This increase was attributable primarily to an increase in research and development personnel and an increase in outsourced research and development.

General and administrative expenses decreased 21% from $2.5 million in the nine months ended September 30, 2001 to $2.0 million in the nine months ended September 30, 2002. The decrease was attributable primarily to a decrease in administrative personnel and a reduction in corporate development efforts.

Restructuring costs of $1.8 million, consisting of $1.1 million in severance and related costs, and $676,000 in facility and equipment costs were recorded in the nine months ended September 30, 2002 in relation to the companies restructuring plan.

Other income, net decreased 68% from income of $1.0 million in the nine months ended September 30, 2001 to income of $330,000 in the nine months ended September 30, 2002. The decrease was attributable primarily to interest income earned on lower cash and equivalents and investment balances in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, as well as the overall decrease in interest rates on investment balances.

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

As of September 30, 2002, we had $7.1 million in cash and equivalents, $6.3 million in short-term investments and $12.2 million in working capital. As of December 31, 2001, we had $10.9 million in cash and equivalents, $10.9 million in short-term investments and $21.2 million in working capital. The decrease in working capital was primarily due to net cash used in operating activities.

Net cash used in operating activities was $8.2 million for the nine months ended September 30, 2002 and $8.4 million for the nine months ended September 30, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 primarily reflects the net loss partially offset by depreciation and amortization and the increase in accounts payable and accrued liabilities. Net cash used in operating activities for the nine months ended September 30, 2001 primarily reflects the net loss and the decrease in accounts payable and accrued liabilities partially offset by the decrease in accounts receivable. As part of the spin off of its North American field operations for its FastObjects database products into FastObjects, Inc., the Company is contractually obligated to grant FastObjects, Inc. a loan of an additional $300,000 by the beginning of March 2003 if FastObjects, Inc. meets certain revenue targets. The Company will also reimburse FastObjects, Inc. for support services to be provided between January 1, 2003 and October 31, 2003, which will require payments of approximately $149,000 during that period.

Net cash provided by investing activities was $4.4 million for the nine months ended September 30, 2002 and $0.8 million for the nine months ended September 30, 2001. Cash from investing activities reflects proceeds from the sale and maturity of short-term and long-term investments, as well as purchases of short-term and long-term investments and purchases of property, furniture and equipment in each period. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases.

Net cash used in financing activities was $50,000 for the nine months ended September 30, 2002 and $89,000 for the nine months ended September 30, 2001. Our financing activities for the nine month periods ended September 30, 2002 and 2001 used cash primarily to repay debt in the form of loans and capital leases and provided cash primarily through the issuance of common stock.

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

We expect to incur significant operating expenses, particularly selling and marketing and research and development expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will constitute a material use of

12.

our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage operating expenses. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. Although it is the opinion of the Company’s management that our cash resources will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months, changes in our customer demand or impairment of our investments may cause unanticipated fluctuations in our cash resources.

CRITICAL ACCOUNTING POLICIES

We have identified the following as critical accounting policies to our company: revenue recognition, reserves for doubtful accounts and restructuring charges.

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

Our revenue recognition policy is consistent with Statement of Position No. 97-2, as amended. License revenues are comprised of fees for the Company’s software products. Revenue from license fees is recognized when an agreement has been signed, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, collectibility is probable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. For electronic delivery, the software is considered to have been delivered when the Company has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Support and maintenance arrangements do not provide for specified upgrade rights and provide technical support and the right to unspecified upgrades on an if-and-when-available basis. Revenue from support arrangements is recognized on a straight-line basis over the life of the related agreement, which is typically one year. If support, consulting services or training are included in an arrangement that includes a license agreement, amounts related to support, consulting services, training and the licenses are allocated based on vendor-specific objective evidence. Vendor-specific objective evidence for support, professional services and license agreements is based on the price when such elements are sold separately, or, when not sold separately, the price is established by the section of the Company’s management that has the relevant authority. Where discounts are offered on multiple element arrangements, a proportionate amount of that discount is applied to each element included in the arrangement based on each element’s fair value. Consulting and training revenue is recognized when provided to the customer. Revenues from custom development projects are recognized on the percentage of completion basis. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

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

Restructuring Charges

Beginning in the third quarter of 2002, we have undertaken significant restructuring initiatives that have required us to develop formalized plans for exiting our North American operations. These plans require us to utilize significant estimates related to expenses for severance and outplacement costs, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time of the original plans. The accounting for restructuring costs and asset impairments requires us to record provisions and charges when we have a formal and committed plan. Our policies require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As the Company continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and equivalents, short-term investments and long-term investments, which consists primarily of investments in commercial paper, money market accounts and federal government agencies, and reported at an aggregate fair market value of $13.4 million as of September 30, 2002. These securities are subject to interest rate risk in as much as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at June 30, 2002, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to the inter-company balance with our German subsidiary. Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars or the Euro. Transaction gains or losses have not been significant in the past, and we have not entered into any hedging activity on the Euro or other currencies. Based on the inter-company balance of approximately $4.9 million at September 30, 2002, a hypothetical 10% adverse change in the Euro against U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such inter-company balances, third-party loan receivable balances or of other account balances denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

Due to our restructuring efforts, in particular the winding down of North American operations, we expect the revenue percentage derived from European operations in Euro to increase significantly and most of the anticipated future losses to result from European operations. Therefore, we will exchange more than 50% of our cash reserve from U.S. dollars into Euro. However, due to our reporting in U.S. dollars, this will result in a higher volatility of the exchange rate gains or losses.

13.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer (the Company’s principal executive and financial officers) have evaluated the effectiveness of the Company’s system of “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934) on a date within ninety days prior to the date of this quarterly report, and based on such evaluation, have determined that as of the date of such evaluation, they were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries is made known to them. There have been no significant changes to the system of internal controls or other factors that could significantly affect internal controls subsequent to the date of such evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II:    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.    OTHER INFORMATION

ADDITIONAL INFORMATION ACCORDING TO RULES AND REGULATIONS NEUER MARKT

The following is a summary of changes in stockholders’ equity for the nine months ended September 30, 2002 (in thousands, except share amounts).

						Accumulated
	Common Stock					Other	Total
			Paid in	Deferred Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 2001	10,876,912	$11	$66,331	$(126)	$(43,954)	$283	$22,545
Issuance of common stock	16,734	—	13	—	—	—	13
Amortization and reversals of deferred stock compensation	—	—	(33)	97	—	—	64
Net loss	—	—	—	—	(9,459)	—	(9,459)
Other comprehensive loss	—	—	—	—	—	150	150

Balances at September 30, 2002	10,893,646	$11	$66,311	$(29)	$(53,413)	$433	$13,313

14.

The following is a summary of changes in stockholders’ equity for the nine months ended September 30, 2001 (in thousands, except share amounts).

						Accumulated
	Common Stock					Other	Total
			Paid in	Deferred Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 2000	10,818,867	$11	$66,217	$(353)	$(31,893)	$400	$34,382
Issuance of common stock	39,468	—	84	—	—	—	84
Amortization and reversals of deferred stock compensation	—	—	—	171	—	—	171
Net loss	—	—	—	—	(9,751)	—	(9,751)
Other comprehensive loss	—	—	—	—	—	(99)	(99)

Balances at September 30, 2001	10,858,335	$11	$66,301	$(182)	$(41,644)	$301	$24,787

Ownership of Common Stock and Options By Officers and Directors of Poet Holdings, Inc.

The following table sets forth information with respect to beneficial ownership of the Company’s common stock and options by each executive officer and director as of September 30, 2002.

	Shares of Common Stock	Shares of Stock Options
Name	Owned at September 30, 2002	Outstanding at September 30, 2002

Jochen Witte, Chief Executive Officer and Director	405,717	102,500 (2)
Gert Koehler, Director (1)	555,436	45,000
Robert Helgerth, Vice President of Field Operations	1,000	200,000
Ludwig Lutter, Chief Financial Officer	750	85,500
Herbert May, Director (1)	-	40,000

(1)	Outside, non-executive director

(2)	Includes an option to purchase 2,500 held by Mrs. Witte

At September 30, 2002, shares of stock options outstanding to non-officer employees totaled 882,260 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit 3.1	Bylaws of Poet Holdings, Inc.

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act.

b)	Reports on Form 8-K

(1)	Current report on Form 8-K filed on July 25, 2002 with respect to the announcement of the financial results for the quarter ended June 30, 2002 and a corporate restructuring.

15.

(4)	Current report on Form 8-K filed on October 23, 2002 with respect to the announcement of the financial results for the quarter ended September 30, 2002.

16.

POET HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.

Poet Holdings, Inc.
(Registrant)

By:	/s/ JOCHEN WITTE

Jochen Witte President, Chief Executive Officer and Director

By:	/s/ LUDWIG LUTTER

Ludwig Lutter Chief Financial Officer

17.

Certifications

I, Jochen Witte, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Poet Holdings, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jochen Witte

Jochen Witte
President and Chief Executive Officer

I, Ludwig M. Lutter, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Poet Holdings, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ludwig M. Lutter

Ludwig M. Lutter
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 3.1	Bylaws of Poet Holdings, Inc.

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act.