Form 10-K
period 2002-12-31
POET HOLDINGS INC
filed 2003-03-31
CIK 1028425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number: 333-87267

Poet Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-3221778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1065 E. Hillsdale Blvd., Suite 205

Foster City, California 94404
(650) 212-3100
(Address, including zip code, of Registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $0.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $6,282,000 as of February 28, 2003, based upon the closing price on the Prime Standard of the Frankfurt Stock Exchange reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9,942,960 as of June 30, 2002, based upon the closing price on the Neuer Markt of the Frankfurt Stock Exchange reported for such date. The number of shares outstanding of the Registrant’s Common Stock on December 31, 2001 was 10,893,646 shares.

POET HOLDINGS, INC.

FORM 10-K

PART I

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

Item 1.	Business

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

The Poet Solution

      We are a provider of comprehensive supplier enablement applications for B2B e-commerce. Our Poet eSupplier Solutions product family helps enterprises to establish new business relationships with their partners — suppliers, intermediaries, customers and buying organizations — and to efficiently develop new distribution channels through electronic marketplaces. These applications address the specific requirements of our customers who wish to engage in e-commerce. These requirements include, among others, the creation, management, and aggregation of comprehensive electronic catalogs and tools for sophisticated manipulation, customization and distribution, using the XML standard. Our products thus provide unique business critical solutions for companies looking to utilize XML and the Internet for e-commerce initiatives. Our applications utilize our object database management system but can also be deployed with a relational database system, most notably the Oracle database.

      We offer a range of products to address the various customer requirements, from a small footprint hand held device all the way to a multi tier, high availability industrial control system. Our products include FastObjects by Poet, an award-winning object database designed for management of complex data in embedded systems and industrial applications. Our database management system, FastObjects by Poet, together with its database development and administration tools, provides a powerful object data management solution to be integrated in Internet and other software applications and in computer-aided systems, such as medical and industrial automation systems. Our database products uniquely address the needs for a secure, reliable and high performance data management component with a low total cost of ownership for those application types.

      We are one of the few software companies that provides both, a database that supports XML and applications for storing, manipulating and managing business documents and related processes. Our customers may benefit greatly from the synergies resulting from the combination of our proven object-oriented database management system and these innovative e-commerce applications.

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

      Leverage Database Technology for New Internet Applications. With the development of the Poet eSupplier Solutions product family we have extended our core competency of object database technology into software applications to facilitate business-to-business exchange of documents and related processes. With the advent of data exchange standards such as XML, we anticipate additional demand for these applications that will foster revenue growth. We intend to further develop these applications to provide complete solutions including further enhanced features and functions.

      Expand Sales and Distribution. We intend to expand our global sales capabilities by expanding the number of system integrators, software vendors, value added resellers and original equipment manufacturers that form our indirect sales channel.

      Foster Strategic Relationships. We have entered into strategic relationships with software developers, original equipment manufacturers and marketing partners in order to accelerate the development and acceptance of our products. We intend to continue our strategy of partnering with software vendors who offer complementary products and functions and incorporating those products and functions into our products. We are fostering existing and new relationships, similar to our licensing arrangement with Simba Technologies Inc. for the creation of an Open Database Connectivity driver for FastObjects by Poet. In addition, we intend to enter into joint marketing partnerships with vendors of complementary products, such as our existing partnerships with Ariba, Inc. and Commerce One, Inc., Oracle and SAP AG, developers of complementary business-to-business e-commerce software applications.

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

      Continue to Pursue Open Systems Approach. We intend to continue to pursue an open systems approach, which allows customers to rapidly develop applications using our database products and customize our existing Internet solutions. Our products are designed to work with a variety of standard tools and to take advantage of existing investments in hardware, software and network infrastructures. Our products support the programming languages Java and C++, the data exchange protocols XML and cXML among others, the product categorization standards UNSPSC, BMEcat and eClass4, and numerous operating systems such as

Microsoft Windows, Sun Solaris, HP-UX and Linux. In addition, we are members of Internet and database standards organizations including the Object Data Management Group and Java Data Objects Expert Group.

Products

      Our product offerings consist of two customer solutions, Poet eSupplier Solutions and FastObjects by Poet. Our Poet eSupplier Solutions product line provides a tool for businesses to efficiently manage and exchange electronic catalogs over the Internet for electronic purchasing systems such as the Ariba Procurement system, the Commerce One Marketplace System and the SAP Procurement System, among others. Our FastObjects by Poet offering provides companies with an object-oriented database management system that can be embedded as a high performance component into our customers’ applications and systems.

The Poet eSupplier Solutions Product Family

      Our Poet eSupplier Solutions product family consists of applications that provide a comprehensive electronic catalog system that enables companies of all sizes to seamlessly conduct B2B e-commerce. These applications provide a turnkey solution to create electronic catalogs from existing internal information systems and databases, to manage the processes to automate customization and distribution and aggregation of these catalogs, and to provide advanced search functionality on these catalogs. Traditionally, catalog information has been distributed by paper, phone or email with infrequent updates, often outdated information and no customization for particular customers. We believe that the Poet eSupplier Solutions product family has the potential to foster stronger, longer lasting business relationships and, when established, will lead to significantly higher efficiencies and eventually to greater volumes of business. Our eSupplier Solutions offerings include eSupplierLink, eSupplierWeb, eBuyerCatalog, and eSupplierPort.

      Poet eSupplierLink. Poet eSupplierLink is a turnkey solution that gives MRO (maintenance, repair, and operations) suppliers of any size, from any industry, regardless of infrastructure or e-commerce strategy, the ability to easily create, manage and distribute product catalogs in any format over the Internet. eSupplierLink delivers measurable business benefits by giving suppliers global reach and fast time to market without disruptions to their existing business models and IT infrastructure. It helps create new electronic sales channels and encourage buyer loyalty by enabling suppliers to maintain rich content, customize it for each buyer and distribute it to any eProcurement system or eMarketplace.

      Poet eSupplierWeb. Poet eSupplierWeb offers eMarketmakers and Application Service Providers (ASP) a hosted, highly scalable solution that makes it easy for suppliers to create, maintain and distribute customized eCatalogs over the Internet. eSupplierWeb takes a unique self-service approach that removes enablement barriers for suppliers, reduces the administrative burden on eMarketmakers and ASPs, and encourages stronger, more meaningful supplier-buyer relationships. eSupplierWeb enables eMarketmakers to immediately connect thousands of suppliers and achieve early liquidity for their eMarketplaces. Buyers benefit from the currency and accuracy of information as well a greater selection of competitively priced products. Poet eSupplierWeb enables ASPs to provide comprehensive catalog management functionality to customers in both vertical and horizontal industries without requiring them to install and maintain a resident application. With eSupplierWeb, ASPs can host eCatalogs for their existing customers, attract new customers, and enhance their strategic position in B2B e-commerce.

      Poet eSupplierPort. Poet eSupplierPort is a hosted, highly scalable solution that helps buyers optimize their eProcurement system. Poet eSupplierPort Standard Edition enables buyers to verify, approve, and customize supplier catalog content before it is introduced to their eProcurement system. By providing integrated content validation functionality, the Standard Edition reduces IT involvement in the procurement process and ensures desired products are purchased at contractually specified prices. Poet eSupplierPort Extended Edition incorporates supplier enablement functionality for buyers to efficiently manage or grow their supplier group. The Extended Edition makes it possible for suppliers of all sizes, from any industry, and with virtually any technical background to create, maintain, and distribute customized catalogs on a self-service basis. By facilitating supplier enablement, buyers can increase supplier participation, promote higher-quality catalogs, and improve the efficiency of their eProcurement system.

      Poet eBuyerCatalog. Poet eBuyerCatalog is a highly scalable solution that provides users of procurement systems with a user-friendly search mechanism. This enhancement to the procurement system offers hierarchical, full text and phonetic search capabilities to display and list the articles available for order. Users can search for products using a wide range of search capabilities and attributes, compare products, and place the articles into shopping baskets and send them to the procurement system for order processing. An efficient search engine is an essential element of eProcurement systems that will be accepted and used daily by many thousands of employees. Otherwise, companies run the risk that their staff will go back to the old method of ordering from the paper catalog, thus negating the cost savings that are the key advantage of eProcurement.

      The Poet eSupplier Solutions product family provides users with the following benefits:

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

      Protection of Investment in Existing Information Systems. Many suppliers currently operate internal information systems that contain at least portions of relevant catalog data. However, this data is often stored in proprietary formats inappropriate for electronic distribution, and it would be difficult and expensive to change the existing internal information systems to reformat this data into uniform formats for useful e-commerce. The Poet eSupplier Solutions product family complements existing internal information systems by extracting product and service information from the existing system and by transforming the information into a standard XML format for a generic master catalog. The master catalog can then be extended with our tools by adding information such as comprehensive descriptions and pictures.

      Automatically Creates Customized Catalogs. The Poet eSupplier Solutions product family provides an intuitive, user-friendly interface for creating and managing customer catalogs. The applications are capable of mass customization, which allows the creation of customer profiles that are used to maintain information specific to each business customer, such as special pricing, selection of products and required data formats. The customer profiles are used to generate customized catalogs. The catalogs are then transmitted to the business customer and automatically interact with the customer’s own purchasing software via the Internet. Administration of the data exchange is automatic, resulting in a scalable solution that can easily serve hundreds of customer organizations.

      Provides a Platform for Integration with Purchasing Systems. We expect that many different and competing XML dialects for catalog data exchange will evolve. The Poet eSupplier Solutions product family provides a flexible platform architecture that can easily be extended with additional delivery formats. Today, the Poet applications support a range of catalog exchange formats, such as cXML and the Catalog Information Format, or CIF, xCBL, CUP, OCI, BMEcat and eClass. cXML and CIF support the compatibility with the Ariba Operating Resource Management System electronic purchasing system. XCBL and CUP are the exchange formats to connect electronic catalogs to the e-business applications from Commerce One, Inc., a leading provider of electronic marketplace software. BMEcat is a standardized catalog exchange format defined by Germany’s Bundesanstalt fuer Materialwirtschaft (BME). This format is widely used in the German marketplace. OCI, or Open Catalog Interface, is a standardized interface into SAP’s procurement application. We plan to develop future versions of the Poet eSupplier Solutions product family with additional functionalities that will make it compatible with other leading electronic purchasing systems.

      Reduces Costs for Catalog Management. Internal information systems are not designed to provide outbound and customized electronic catalog management. The conventional distribution of this information via paper, fax or telephone is slow and expensive, quickly becomes outdated and cannot be customized. The costs for a proprietary electronic data interchange solution are prohibitive for most suppliers. Our applications can reduce costs by automating significant portions of the catalog management process by accelerating the speed of business processes without requiring additional expensive personnel for administration and maintenance. In addition, the Poet eSupplier Solutions product family has the potential to help establish strong business relationships with customers by linking the companies electronically, which may increase business volume.

      We began shipping Version 1.0 of the eSupplier Solutions (formerly named “Poet eCatalog product family”) in September 1999. As of December 31, 2002, we were shipping version 4.8 of our eSupplier Solutions software applications.

FastObjects by Poet

      FastObjects by Poet allows software developers to build standard applications that require low to zero database maintenance and administration, high availability, secure access and storage management and high performance. FastObjects by Poet supports powerful programming of complex multidimensional data models, such as those common among Internet applications, without the performance and programming difficulties often experienced with relational databases. Since its introduction in 1991 by a predecessor entity, FastObjects by Poet has been used by our customers to build high-performance applications in a variety of challenging programming environments where relational databases have been unable to provide adequate functionality. Our customers use FastObjects by Poet as an integrated data management engine for a wide variety of products, systems and applications, including commercial Websites, telecommunications equipment, medical equipment, industrial process control, financial information systems, customer information systems, electronic product documentation to mobile computing applications and XML-based, Internet business applications. For more information regarding the predecessor entities of our subsidiaries, see “Statutory Information.”

      FastObjects by Poet is currently our core product and continues to represent the basis of our present operations. The development of FastObjects by Poet was started in 1989 by a predecessor entity, which began marketing FastObjects by Poet Version 1.0 in 1991. The latest major version, FastObjects by Poet 9.0, was released in July 2002. We have licensed our software to more than 1,000 independent software vendors, original equipment manufacturers and corporate customers since 1996.

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

      Low Memory Requirements and High Scalability. The low memory consumption of FastObjects by Poet enables deployment in a wide variety of computing environments, reaching from personal computers and mobile computers to Windows NT and UNIX server environments. FastObjects by Poet can overcome resource limitations associated with laptop computers by scaling down while maintaining the capability to size up to databases on large server systems. We are striving to make our powerful database management systems available to even more limited computing environments such as personal digital assistants, like Palm, Inc.’s Palm device, and have, in a research project conducted together with Ericsson, Inc., developed a Java database with memory requirements as low as one-tenth of our standard database that can be included in hand-held devices.

      Open Systems Approach. FastObjects by Poet is designed as a platform-independent product capable of working on numerous standard operating systems. FastObjects by Poet is compatible with leading operating systems such as Microsoft Windows, Windriver VxWorks, Sun Solaris, HP-UX and Linux. In addition, FastObjects by Poet is compatible within widely used relational database management systems such as those of Oracle and Microsoft. We intend to continue this open platform approach, which allows our customers to easily and rapidly deploy applications on these platforms without modification.

      High Availability. The newest version of FastObjects by Poet provides sophisticated fail over mechanisms that allow our customers to deploy their applications into environments where the uninterrupted availability of the database is mission-critical. Our solution complements fault tolerant operating system infrastructures.

      Security. We have implemented additional security services for FastObjects by Poet, that allow our customer to encrypt the database storage system and the data transport. Our security services go beyond regular access control and are compatible with emerging regulations, such as 21 CFR Part 11, a new regulation issued by the United States Food and Drug administration.

Services

      We believe that providing high-quality services is critical to ensuring customer success and satisfaction. Accordingly, we supplement all of our product offerings with technical support and consulting services. We offer several levels of support including software updates, telephone technical support, the service of dedicated support engineers, training, and customer specific workshops. Our Consulting Group provides fee-based consulting services designed to allow the seamless integration of our products into the software systems of our customers. In addition, our Consulting Group undertakes custom development projects for customers by which we add additional and customized features and functionality to our product base. The Support & Maintenance Group provides support for a software product once it has been approved by our quality control department and has been made commercially available.

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

      See the Consolidated Statements of Operations and Comprehensive Loss for the detail of our revenues by product, consulting and training, and support and maintenance. See the Risk Factor “The Success Of Our International Operations Is Dependent Upon Many Factors Which Could Adversely Affect Our Ability To Sell Our Products Internationally And Could Affect Our Profitability” for risks and details associated with our foreign revenues. See Note 12 of the Notes to Consolidated Financial Statements for additional information on segment information, operations by geographic area and significant customers.

      The following is a representative list of customers from our customer base who have purchased licenses and/or services from us.

Financial Services and Insurance

Audatex Holdings Ltd
Bankgesellschaft Berlin AG
Bausparkasse Schwabisch Hall AG
DataCard Corporation
Dresdner Bank
Techniker Krankenkasse
HSBC Trinkaus & Burkhardt KGaA

Electronic Marketplaces

CPGmarket.com
Eutilia N.V.
WestEK
Mitsubishi Chemical

Software, Technology and Internet

ADDISON Software und Service GmbH
Avisium
AOL (formerly CompuServe Incorporated )
Cyra Technologies, Inc.
Digital Zone International A/ S
DVG
The ForeFront Group, Inc.
Ganymede Software Inc.
GSD Software und Datentechnik mbH
Hewlett Packard
IDS Scheer AG
IntelliCorp, Inc.
ipro Consulting GmbH
Lernout & Hauspie Speech Products N.V.
Mitsubishi Corp.
On Center Software, Inc.
Pixelpark GmbH
Philips GmbH
Pythia Communication & Computer GmbH
Riverton Software
Schaefer Shop
Tool, S.A.
TurboMed EDV GmbH

Telecommunications Equipment and Embedded Systems

AM Communications, Inc.
Avaya
Beckman Coulter, Inc.
Bosch Telecom GmbH
Deutsche Telekom AG
Echelon Corporation
Ericsson, Inc.
Lucent Technologies Network Systems GmbH
Lucent Technologies, Inc.
Metrohm AG
Nortel Networks
The Perkin-Elmer Corporation
Rohde & Schwarz International GmbH
U S West, Inc.
Wandel & Golterman, Inc.

Health Care

Biomèrieux
Immunex
National Board of Medical Examiners

Manufacturing

Becton, Dickinson and Company
Benteler
Dai Nippon Printing
International Truck and Engine Corp.
Linde
Siemens AG
ThyssenKrupp

Other

ARINC Incorporated
EADS (European Aircraft and Defense Systems, formerly DASA)
Dassault
Guilbert
National Simulation Center

Selling And Marketing

      We market our products primarily through our direct sales force and indirect sales channels. As of December 31, 2002, our direct sales force consisted of 21 sales representatives and sales support personnel, 3 of whom are based in the U.S. and 18 of whom are based in Europe. We have developed profiles of target customers for each product. Potential customers in each of our sales regions are matched against such profiles and ranked by priority. We use a variety of marketing programs to build market awareness of our Company, our Poet brand name, our products and our services. Our activities include market research, product and strategy updates with industry analysts, public relations activities, direct mail and relationship marketing programs, seminars, trade shows, speaking engagements of senior management and Website marketing. Our marketing organization also produces marketing materials in support of sales to potential customers including brochures, white papers, presentations and demonstrations.

      In marketing FastObjects by Poet, our direct sales force focuses on original equipment manufacturers, independent software vendors and large commercial end-users who maintain their own development units, all of whom can integrate our database into their own systems.

      The Poet eSupplier Solutions product family is targeted at small, medium and large supplier organizations, operators of electronic marketplaces, application service providers, and purchasing departments of Fortune 1000 companies. We sell our Poet eSupplier Solutions product family directly and via partners.

Research and Development

      We have made substantial investments in research and development through both internal development and, to a lesser extent, technology acquisition and external development. Although we plan to continue to evaluate externally developed technology for integration into our products, we expect that the majority of enhancements to existing as well as new products will be developed by our internal research and development department.

      The strategic importance which we place on our research and development is reflected by the size of our Research and Development Group which, as of December 31, 2002, comprised 28 of our 80 total employees. Most of our employees in the Research and Development Group have university degrees in either information technology or mathematics. Our Research and Development Group is based entirely in Hamburg, Germany, where the cost of attracting and retaining highly qualified research and development staff is considerably lower than in the United States.

      We have increasingly utilized external development resources in Romania through a third party on a time and material basis. These resources are available at substantially lower costs than development resources in Germany and they provide us with more flexibility in adjusting our resources to changes in the business environment. In fiscal 2002 we spent $700,000 for these resources. As of December 31, 2002, 16 external engineers were working on Poet related development projects.

      Our research and development expenditures, including purchased software, for fiscal 2002, 2001 and 2000 were $3.9 million, $3.9 million and $4.4 million, respectively. We expect that we will continue to commit significant resources to research and development in the future, especially for the development of Internet-related applications. All research and development expenses have been expensed as incurred.

Competition

      The markets for database and e-commerce software are intensely competitive. Our customers’ requirements and the technology available to satisfy those requirements continually change. We expect competition to persist and intensify in the future. Not only were we the first database vendor to provide support for XML, but we also believe that we are a pioneer in building the next generation of XML-based Internet e-commerce applications. Our sources of principal competition include:

•	In-house development efforts by potential customers or partners;

•	Other software vendors that address similar customer needs and that may have a larger market share or greater name recognition and resources than us, including vendors of object-oriented database management systems, such as Progress Software Corporation. (which acquired our competitor eXcelon Inc.), Versant Corporation, and Objectivity, Inc.;

•	Other content management companies, such as Requisite Technology, Inc., SAQQARA Systems, Inc., and Heiler Software AG; and

•	Potentially, vendors of relational database systems, such as Oracle Corporation, Microsoft Corporation, Sybase, Inc., Pervasive Software, Inc., Progress Software Corporation, IBM, and Informix Corporation, and vendors of ERP systems like SAP AG and Oracle Corporation.

      We believe that our competitive advantages over these principal sources of competition are as follows:

•	We provide faster time to market and lower cost with our ready solutions due to the expense and time required to independently develop object-oriented storage solutions;

•	Our products are easily integrated into other software;

•	Our product architecture provides for optimal performance and scalability;

•	We offer discrete solutions for catalog content and management as opposed to competing products that may be offered as part of larger, more expensive products with multiple purposes; and

•	Our object-oriented databases eliminate extra coding and maintenance required by relational databases offered by other vendors.

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

      We presently own the U.S. trademarks “POET,” “FastObjects,” and “eSupplier Solutions.” Our German subsidiary, Poet Software GmbH, owns the trademarks “POET,” “FastObjects,” and “eSupplier Solutions” in Germany, Austria, Netherlands, Luxembourg, Belgium, France, Spain, Italy, Yugoslavia, Switzerland and China. We currently own no patents and have no patent applications. We are not dependent on any material licenses from third parties. We license our software to customers under license agreements that impose restrictions on the licensee’s ability to utilize our software. However, these legal protections afford only limited protection for our technology.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. We license the Simba SQL Engine for Open Database Connectivity from Simba Technologies, Inc., as an open database connectivity engine, and Topic Developer Toolkit from Verity, Inc., a text search engine that is an optional function of FastObjects by Poet. If we cannot maintain these third-party software licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products.

Employees

      We consider our qualified and highly motivated employees a key factor in our success. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical management personnel for whom competition is intense. Approximately half of our employees hold university degrees. As of December 31, 2002, the Company had a total of 80 employees, 94% of whom are based in Europe.

      From time to time, we also employ independent contractors to support our professional services, research and development, and sales and marketing organizations. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

Additional Information

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.poet.com, on the website of the Frankfurt

Stock Exchange at http://deutsche-boerse.com, and on the website of the Securities and Exchange Commission at www.sec.gov.

Item 2.	Properties

      Our headquarters, as well as the headquarters of our subsidiary Poet Software Corporation, are currently located in a leased facility in Foster City, California, consisting of approximately 1,778 square feet under a one-year lease, which expires in December 2003. Prior to that our headquarters were located San Mateo, California, and consisted of 12,118 square feet under a four-year lease, which was to expire in April 2004. As part of our restructuring efforts, we reached a settlement with our former landlord for the lease to terminate on November 30, 2002. We paid a lease termination fee of $200,000 as part of the settlement. These expenses have been recorded as part of the restructuring costs during the year ended December 31, 2002. For more detail on our restructuring efforts, please refer to Note 13 to our consolidated financial statements elsewhere in this report.

      Our other primary offices are located in the cities of Hamburg and Munich, Germany and consist of approximately 32,850 and 11,250 square feet, respectively. Our subsidiary, Poet Software GmbH, in which our research and development efforts are based, operates out of these locations. As part of our restructuring efforts we reached a settlement with the landlord of our Munich office space for the lease to terminate on December 31, 2002, three years earlier than the December 31, 2005 termination date contained in the lease. We paid a lease termination fee of $239,000 as part of the settlement. These expenses have been recorded as part of the restructuring costs during the year ended December 31, 2002. For more detail on the restructuring, please refer to our consolidated financial statements and notes thereto included in Part II, Item 8. In Munich we are now leasing approximately 3,492 square feet from the same landlord. This lease will expire on December 31, 2007. The office lease in Hamburg expires in March 2003. We will move to new office space in March 2003 near the current office location in Hamburg. The new office lease consists of approximately 12,600 square feet and the lease will expire in March 2006.

      Aside from our U.S. headquarters in Foster City, California we have closed all of our former sales and support offices except for the ones in Foster City, California and Munich, Germany.

Item 3.	Legal Proceedings

      We currently do not have any pending material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      From our initial public offering on November 17, 1999 until December 31, 2002, Poet’s common stock was quoted on the “Neuer Markt” of the Frankfurt Stock Exchange under the symbol “POXA.” Prior to this time, there was no public market for our stock. Since January 1, 2003, after the discontinuation of the Neuer Markt, our stock has been quoted on the “Prime Standard” segment of the Frankfurt Stock Exchange under ISIN US7304471094. For more detail on the Neuer Markt and its discontinuation, please refer to the information below. The following table sets out the high and low closing prices for each quarterly period during the past two fiscal years as reported on the Neuer Markt.

Fiscal 2002	High	Low

	Stock prices
	(in EUROs — close
	values as traded on
	the Neuer Markt)
First Quarter	2.10	1.15
Second Quarter	1.30	0.80
Third Quarter	0.92	0.42
Fourth Quarter	0.87	0.49

Fiscal 2001	High	Low

	Stock prices
	(in EUROs — close
	values as traded on
	the Neuer Markt)
First Quarter	13.18	4.90
Second Quarter	5.06	1.77
Third Quarter	1.91	0.73
Fourth Quarter	3.05	0.78

      We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. On December 31, 2002, there were approximately 76 stockholders of record of our common stock.

The German Equity Market

German Securities Laws

      As a United States company offering securities on a German stock exchange, we are subject to various laws and regulations in both jurisdictions. Some of these laws and regulations, in turn, can affect the ability of holders of our securities to transfer or sell our securities.

      At present, Germany does not restrict the export or import of capital, except for investments in Iraq and Libya in accordance with applicable resolutions adopted by the United Nations and the European Union. However, for statistical purposes only, every individual or corporation residing in Germany must report to the German Central Bank, subject only to immaterial exceptions, any payment received from or made to an individual or a corporation not a resident of Germany if such payment exceeds EURO 2,550 (or the equivalent in a foreign currency). In addition, residents of Germany must report any claims against or any liabilities payable to non-residents if such claims or liabilities, in the aggregate, exceed EURO 1.53 million (or the equivalent in a foreign currency) during any one month. Residents must also report any direct investment outside Germany if such investment exceeds EURO 51,000 (or the equivalent in a foreign currency).

      There are no limitations on the right of non-resident owners to hold or vote the shares imposed by German law or our certificate of incorporation or bylaws.

The Frankfurt Stock Exchange and the Neuer Markt

      The Frankfurt Stock Exchange is the most significant of the eight German stock exchanges and accounts for more than 85% of the turnover in traded shares in Germany. With a total volume of around 3,800 billion EURO in 2001, the Frankfurt Stock Exchange has consolidated its position as one of the world’s largest securities trading centers that is organized as a stock market, ranking third behind NYSE and Nasdaq.

      The Neuer Markt segment of the Frankfurt Stock Exchange is a relatively new trading segment that was launched in March 1997. It was designed for innovative, small to mid-size companies in high-growth industries or in traditional industries that meet international standards of transparency and public access to information. Issuers are requested to provide investors on an ongoing basis with information such as annual and quarterly reports, including cash flow statements, and a corporate action timetable. This information is required to be submitted in English and German as well as in electronic form, thus enabling the stock exchange to disseminate corporate information via the Internet.

Trading on the Neuer Markt

      Trading of shares listed on the Neuer Markt takes place on the floor of the stock exchange, but is computer-aided. Shares listed on the Neuer Markt can also be traded on a computer-aided system called Xetra. Trading takes place on every business day between 9:00 a.m. and 8:00 p.m., Frankfurt time. Trading within the Xetra system is done by banks and financial services providers who prove to have the necessary professional aptitude for securities business on the exchanges. Xetra is integrated into the Frankfurt Stock Exchange and is subject to its rules and regulations.

      Markets in listed securities are generally of the auction type, but listed securities also change hands in inter-bank dealer markets off the Frankfurt Stock Exchange. Price formation is determined by open bid by state-appointed specialists who are themselves exchange members, but who do not, as a rule, deal with the public. Prices of shares traded on the Neuer Markt are displayed continuously during trading hours. At the halfway point of each trading day, a single standard quotation is determined for all shares. The members’ association of the Frankfurt Stock Exchange publishes a daily list of prices which contains the standard prices of all traded securities, as well as their highest and lowest quotations during the past year.

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

Discontinuation of the Neuer Markt as of December 31, 2002

      On November 19, 2002, the Stock Exchange Council of the Frankfurt Stock Exchange (Deutsche Boerse) approved new Stock Exchange Rules and Regulations taking effect on January 1, 2003. In order to enhance integrity and attractiveness of the capital market for issuers and investors, they have created two segments of shares and share equivalent certificates, based upon different levels of transparency requirements: The Prime Standard and the General Standard. Deutsche Boerse has also developed a new index framework based on the new segments. The new segments will replace the Neuer Markt, which will discontinue operations on December 31, 2003.

      Poet Holdings, Inc. applied for admission to the Prime Standard of Frankfurt Stock Exchange in November 2002. The Company was awarded authorization for the Prime Standard segment effective January 1, 2003. Its listing within the Neuer Markt was terminated accordingly as of December 31, 2002. Companies listed in the Prime Standard are required to follow the Exchange Rules of the Frankfurt Stock Exchange, which are similar to the Rules & Regulations of the Neuer Markt. They require quarterly reports in accordance with internationally accepted accounting standards such as US-GAAP, holding of an annual analysts’ conference, and the submission of a corporate calendar.

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

Income Taxation of Dividends

      Any dividends distributed to German holders are, in principle, subject to German income tax including a solidarity surcharge and possibly church tax. However, 50% of the dividends distributed to German individuals and 100% of the dividends distributed to a German corporate holder after December 31, 2001 are exempt of the aforementioned taxes. An individual German holder will be entitled to a deduction of 50% of income-related expenses proved to the tax authorities or, alternatively, to a fixed allowance of EURO 51 per calendar year and a tax exemption known as a savers exemption of EURO 1,550 per calendar year in relation to his or her total income from capital investments including dividends. Legal entities may not deduct any expenses related to the aforementioned tax-free dividends.

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

      A German corporation having beneficial title to at least 10% of the shares in a U.S. corporation is entitled to a reduction or refund of U.S. tax in excess of 5%, and all other German holders are entitled to a refund or reduction of U.S. tax in excess of 15% if the treaty applies. If the shares are held by German holders through a partnership, the dividends, including the withholding tax credit, are allocated to the partners according to their interest in the partnership.

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

Gift and Inheritance Taxes

      Shares held by an individual resident in Germany are subject to German inheritance and gift tax upon transfer by reason of death or as a gift, based on the market value at the time of the death or donation, respectively. Transfers of shares of common stock held by a person who is not a tax resident in Germany are not subject to German inheritance and gift tax, unless the shares of common stock are part of the business property of a permanent establishment or a fixed place of business of the stockholder located in Germany; or

the heir, donee or beneficiary is tax resident in Germany or, if of German nationality, has been resident in Germany within the five-year period prior to the death or the gift (certain public officials resident abroad are also covered).

Other German Taxes

      There are no German transfer, stamp or other similar taxes of which we are aware which would apply to the sale or transfer of the shares of common stock.

Equity Compensation Plan Information

      The following table sets forth certain information, as of December 31, 2002, concerning shares of common stock authorized for issuance under all of our equity compensation plans (shares in thousands).

			(c)
			Number of
			Securities Remaining
	(a)		Available for Future
	Number of	(b)	Issuance Under
	Securities to be	Weighted Average	Equity Compensation
	Issued Upon	Exercise price of	Plans (Excluding Securities
	Exercise of Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by shareholders	965,444	$8.51	1,193,076 (1)
Equity compensation plans not approved by shareholders	199,287	$1.22	50,713 (2)

Total equity compensation plans	1,164,731	$7.27	1,243,789

(1)	This number includes 316,335 shares of common stock available for issuance under the 1999 Employee Stock Purchase Plan, 85,000 shares available for issuance under the 1999 Director Stock Option Plan, and 791,741 shares available for issuance under the 1995 Stock Option Plan.

(2)	Reflects shares available for issuance under the 2001 Nonstatutory Stock Option Plan.

Item 6.	Selected Consolidated Financial Data

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

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$7,480	$9,811	$12,227	$10,614	$8,917
Cost of revenues	3,090	2,755	2,822	2,376	2,546

Gross profit	4,390	7,056	9,405	8,238	6,371
Operating expenses:
Selling and marketing	7,275	12,808	13,092	7,591	5,922
Research and development	3,935	3,901	4,448	3,221	2,612
General and administrative	2,390	3,272	3,631	1,825	1,428
Restructuring costs	1,832	—	—	—	—
Amortization of deferred stock compensation	72	227	444	626	47

Total operating expenses	15,504	20,208	21,615	13,263	10,009

Operating loss	(11,114)	(13,152)	(12,210)	(5,025)	(3,638)
Other, net	535	1,091	2,375	(539)	(352)

Net loss	$(10,579)	$(12,061)	$(9,835)	$(5,564)	$(3,990)

Basic and diluted net loss per share	$(0.97)	$(1.11)	$(0.92)	$(2.64)	$(2.65)

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments	$12,036	$21,804	$29,168	$44,350	$4,776
Working capital	11,026	21,154	28,927	42,585	2,809
Total assets	15,212	25,638	38,907	47,600	7,533
Long-term portion of debt and capital lease obligations	—	—	95	326	2,906
Redeemable convertible preferred stock	—	—	—	—	15,996
Total stockholders’ equity (deficit)	$12,401	$22,545	$34,382	$43,064	$(15,302)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion on our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” our consolidated financial statements and notes thereto included elsewhere in this Annual Report.

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

      From commencement of our operations in March 1995 through December 2002, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of December 31, 2002, we had an accumulated deficit of $54.5 million, and for the year ended December 31, 2002, our net loss was $10.6 million. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability.

      We derive our revenue from the sale of software product licenses and professional consulting, training and technical support and maintenance services. The software product license revenue is substantially derived from the sales of our FastObjects by Poet product line, and to a lesser extent, from sales of our Poet eSupplier Solutions product line. Product revenue generated from our FastObjects by Poet product line was $3.1 million and $4.1 million for years ended December 31, 2002 and December 31, 2001, respectively. Product revenue generated from our Poet eSupplier Solutions product line was $1.3 million and $2.3 million for years ended December 31, 2002 and December 31, 2001, respectively.

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

      During the quarter ended September 30, 2002, we implemented a restructuring plan to reduce our overall workforce, especially with our United States subsidiary, Poet Software Corporation. As part of the plan, we switched from direct sales in the U.S. and Canada to indirect sales channels by entering into an exclusive reseller agreement for the U.S. and Canada with FastObjects, Inc., which was founded in October 2002 by David Guinther, our former Vice President of North American Field Operations — FastObjects. Our subsidiary, Poet Software Corp., purchased an interest in FastObjects, Inc., for $300,000 consisting of non-voting preferred stock. We also decreased the size of our management team from eight executives on December 31, 2001 to three executives on December 31, 2002. The actions resulted in severance and related costs and facility and equipment costs that totaled $1.8 million for fiscal 2002. We anticipate the downsizing process to be completed by April 30, 2003. As part of the restructuring plan, we also reduced our overall workforce by 43% from 139 employees on June 30, 2002 to 80 employees on December 31, 2002. Severance and related costs associated with these reductions totaled $1.2 million. In connection with the downsizing of

Poet Software Corporation and reduction in overall workforce, certain facilities leases were terminated and property and equipment sold. Charges relating to lease terminations and property and equipment amounted to $676,000. For more detail on our restructuring see the notes to our consolidated financial statements included in Item 8.

      Amortization of deferred stock compensation represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of grant. We have recorded deferred stock compensation within stockholders’ equity of $1.6 million through December 31, 2002. We recorded amortization of deferred stock compensation of $72,000, $227,000 and $444,000 during 2002, 2001, and 2000, respectively. The amortization expense relates to options awarded to employees in all operating expense categories. Deferred stock compensation was fully amortized as of December 31, 2002.

Comparison of Results for the Years Ended December 31, 2002 and 2001

Total Revenues

      Total revenues decreased 23.8% to 7.5 million in the year ended December 31, 2002, from $9.8 million in the year ended December 31, 2001.

      Product revenue. Our product revenues are comprised primarily of sales of FastObjects by Poet (“FO”) and Poet eSupplier Solutions (“ESS”) product lines. Product revenues decreased 31.3% to $4.4 million, or 59.1% of total revenues, for the year ended December 31, 2002, from $6.4 million, or 65.6% of total revenues, in the year ended December 31, 2001. The decrease in product revenues was primarily attributable to a $1 million decrease in revenue from sales of the FO product line and a $0.9 million decrease in the Poet ESS product line. The decrease in product revenues was mainly due to weakening economic conditions in the United States and Europe.

      Consulting and training revenues. Consulting and training revenues decreased 12.3% to $1.3 million, or 17.5% of total revenues, in the year ended December 31, 2002, from $1.5 million, or 15.2% of total revenues, in the year ended December 31, 2001. As consulting services are typically sold together with products the decrease in attributable revenues was primarily due to the decrease in related product sales.

      Support and maintenance revenues. Support and maintenance revenues decreased 7.1% to $1.8 million, or 23.4% of total revenues, in the year ended December 31, 2002, from $1.9 million, or 19.2% of total revenues, in the year ended December 31, 2001. The decrease is primarily attributable to a decrease in related license revenues which in turn is mainly attributable to the assignment of existing support and maintenance contracts of FastObjects customers in October 2002 to our reseller, FastObjects, Inc. (for more information on FastObjects, Inc., see the notes to our consolidated financial statements included in Item 8).

Cost of Revenues

      Cost of product revenue. Cost of software product revenues increased 59.4% to $443,000 in the year ended December 31, 2002, from $278,000 in the year ended December 31, 2001. Cost of product revenues includes the cost of licensing third-party software incorporated into our products and the costs of packaging and distributing our products. As a percentage of product revenues, cost of product revenues increased to 10.0% in the year ended December 31, 2002, from 4.3% in the year ended December 31, 2001. The increase was attributable primarily to an increase in costs related to our eSupplier Solutions product family, which reflects the amortization cost related to the purchase of software incorporated into our eSupplier Solutions product family and the write down of inventory due to inventory obsolescence.

      Cost of consulting and training revenues. Cost of consulting and training revenues remained almost at $1.3 million for the year ended December 31, 2002, from $1.3 million for the year ended December 31, 2001 and, thus remained basically unchanged. As a percentage of consulting and training revenues, cost of consulting and training revenues increased to 97.7% in the year ended December 31, 2002, from 84.9% in the year ended December 31, 2001, due to our fixed consulting costs in connection with decreased consulting and training revenues.

      Cost of support and maintenance revenues. Cost of support and maintenance revenues increased 13.1% to $1.4 million for the year ended December 31, 2002, from $1.2 million for the year ended December 31, 2001 as a result of increased personnel and related compensation. As a percentage of support and maintenance revenues, cost of support and maintenance revenues increased to 78.2% in the year ended December 31, 2002, from 64.2% in the year ended December 31, 2001. The increase in cost of support and maintenance revenues as a percentage of support and maintenance revenues was primarily attributable to the decrease in support and maintenance revenues.

Gross Profit

      Gross profit is computed by deducting cost of product revenue, cost of consulting and training revenues, cost of support and maintenance revenues and the related amortization of deferred stock compensation from net revenues.

      Gross profit decreased 37.8% to $4.4 million in the year ended December 31, 2002, from $7.1 million in the year ended December 31, 2001. The decrease in gross profit was primarily attributable to a decrease in total revenues. Gross profit as a percentage of total revenues decreased to 58.7% in the year ended December 31, 2002, from 71.9% in the year ended December 31, 2001. The decrease in gross profit percentage was primarily due to a decrease in total revenues.

Operating Expenses

      Selling and marketing. Selling and marketing expenses decreased 43.2% to $7.3 million in the year ended December 31, 2002, from $12.8 million in the year ended December 31, 2001. The decrease was primarily attributable to a) a significant reduction of personnel and related expenses as part of our restructuring efforts in the second half of fiscal 2002 and b) a decrease in spending on marketing programs.

      Research and development. Research and development expenses remained basically unchanged, increasing 0.9% to $3.9 million in the year ended December 31, 2002, from $3.9 million in the year ended December 31, 2001.

      General and administrative. General and administrative expenses decreased 27.0% to $2.4 million in the year ended December 31, 2002, from $3.3 million in the year ended December 31, 2001. The decrease was primarily attributable to the decrease in workforce.

      Restructuring costs. During the quarter ended September 30, 2002, the Company approved and implemented a plan to reduce its overall workforce and downsize its United States subsidiary, Poet Software Corporation. The actions resulted in severance and related costs and facility and equipment costs that totaled $1.8 million for fiscal 2002.

      Amortization of deferred stock compensation. This represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of grant. We have recorded deferred compensation within stockholders’ equity of $1.6 million through December 31, 2002. We recorded amortization of deferred compensation of $72,000 and $227,000 during 2002 and 2001, respectively. The deferred stock compensation was fully amortized as of December 31, 2002.

      Total other income (expense), net. Other income, net decreased 49.6% to income of $608,000 in the year ended December 31, 2002, from other income, net $1.2 million in the year ended December 31, 2001. The decrease in other income, net was primarily attributable to a decrease in interest income as a result of lower average cash and equivalent balances in the fiscal year ended December 31, 2002, as well as the overall decrease in interest rates on investment balances.

Comparison of Results for the Years Ended December 31, 2001 and 2000

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

      Cost of consulting and training revenues. Cost of consulting and training revenues increased 6.1% to $1.3 million for the year ended December 31, 2001, from $1.2 million for the year ended December 31, 2000 as a result of increased consulting and training revenues. As a percentage of consulting and training revenues, cost of consulting and training revenues decreased to 85% in the year ended December 31, 2001, from 88.0% in the year ended December 31, 2000, due to higher utilization of consulting and training personnel.

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

Gross Profit

      Gross profit decreased 25% to $7.1 million in the year ended December 31, 2001, from $9.4 million in the year ended December 31, 2000. The decrease in gross profit was primarily attributable to a decrease in product revenues, which generate a higher profit margin than service revenues. Gross profit as a percentage of total revenues decreased to 71.9% in the year ended December 31, 2001, from 76.9% in the year ended December 31, 2000. The decrease in gross profit percentage was primarily due to a decrease in product revenue.

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

      Amortization of deferred stock compensation. This represents the difference between the exercise price of options granted and the estimated fair market value of the underlying common stock on the date of grant. The amortization of deferred stock compensation decreased to $227,000 during 2001 from $444,000 in 2000.

      Total other income (expense), net. Other income, net decreased 51% to income of $1.2 million in the year ended December 31, 2001, from income of $2.4 million in the year ended December 31, 2000. The decrease in income was primarily attributable to a decrease in interest income as a result of lower average cash and equivalent balances in the fiscal year ended December 31, 2001, as well as the overall decrease in interest rates on investment balances.

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

      As of December 31, 2002, we had $9.1 million in cash and equivalents, $3.0 million in short term investments and $11.0 million in working capital. As of December 31, 2001, we had $10.9 million in cash and equivalents, $10.9 million in short term investments, and $21.2 million in working capital. The decrease in working capital was primarily due to operational expenditures.

      Net cash used in operating activities was $9.4 million in 2002, $10.9 million in 2001 and $10.3 million in 2000. Net cash used in operating activities in each period primarily reflects the net losses in each period. Net cash used in operating activities in 2002 primarily reflects the net loss (less non-cash expenses) and the increase in accounts payable and accrued liabilities, the decrease in accounts receivable partially offset by the decrease in deferred revenues. Net cash used in operating activities in 2001 primarily reflects the net loss (less non-cash expenses) and the decrease in accounts receivable. Net cash used in operating activities in 2000 primarily reflects the net loss (less non-cash expenses) and the increase in accounts receivable.

      Net cash provided by investing activities was $7.5 million in 2002. Net cash provided by investing activities was $3.2 million in 2001 and net cash used was $6.5 million in 2000. Investing activities includes fixed asset acquisitions of $218,000, $555,000 and $1.3 million during 2002, 2001 and 2000, respectively. Also included in investing activities was the net maturity of $8.2 million of short and long-term investments during 2002 compared to net maturities of $3.8 million during 2001 and net acquisitions of $5.1 million of short and long-term investments during 2000. In addition, in 2002 we purchased an interest (consisting of non-voting preferred stock) in FastObjects, Inc. for $300,000, and invested another $157,000 to acquire a minority stake in Innovative Publikationen GmbH, a privately held German company. For more information on FastObjects, Inc. and our investment in it, see the notes to our consolidated financial statements included in Item 8.

      Net cash used in financing activities was $35,000 in 2002, $117,000 in 2001 and $455,000 in 2000. Our financing activities in fiscal year 2002 used cash primarily to repay debt and provided cash primarily through the issuance of common stock issued under our stock plans.

      In June 2000, we entered into an unsecured note agreement loaning 2.5 million EUROs (approximately $2,356,000 based upon the U.S. dollar/ EURO exchange rate on December 31, 2000) to a service provider. The loan was due on December 31, 2000. In November 2000, the note agreement was amended calling for an immediate interest payment of 230,000 DM ($111,000 based upon the U.S. dollar/ German Deutsche Mark exchange rate on December 31, 2000) and for the payment of the principal in full by the end of December 2000. The note was paid in full in December 2000.

      Capital expenditures were $218,000, $555,000, and $1.3 million for the years 2002, 2001 and 2000, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations, including property, furniture, and equipment. For 2003 we currently expect to make aggregate investments in capital expenditures in the amount of approximately $300,000, which will be financed largely through working capital. Approximately 90% of these investments will be made in Europe and 10% in North America.

      In 1997, our subsidiary Poet Software GmbH entered into a loan agreement with IKB Deutsche Industriebank in the amount of EURO 767,000 ($804,000 based on the U.S. Dollar/ EURO exchange rate at December 31, 2002.) The note matured on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at December 31, 2001 of EURO 64,000 ($57,000 based on the U.S. Dollar/ German Deutsche Mark exchange rate at December 31, 2001) and all related interest was paid in full in February, 2002. The guarantee that we had given to secure this loan was returned to us in March of 2002.

      We also had non-cancelable operating leases for office space, and to a lesser extent, equipment and automobiles of $1.4 million at December 31, 2002 that are payable through 2007.

      We expect to incur significant operating expenses, particularly selling and marketing and research and development expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage operating expenses. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. Although management is of the opinion that our cash resources together with our anticipated cash flows from operations will be sufficient to meet our working capital requirements for at least the next 12 months, changes in customer demand may cause unanticipated fluctuations in our cash resources. See Note 1 and Note 2 in our Notes to Consolidated Financial Statements for additional information on our cash and equivalents and investments.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Less than	1-3	4-5
Contractual Cash Obligations	Total	1 Year	Years	Years

	(In thousands)
Operating Leases	1,398	559	633	206

Total Contractual Cash Obligations	$1,398	$559	$633	$206

Critical Accounting Policies

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, sales warranties and allowance for doubtful accounts, long-lived assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, the actual results could differ from those estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Allowance for Doubtful Accounts

      We record an allowance for doubtful accounts for all specific receivables that we judge to be unlikely for collection. We also record an additional allowance for doubtful accounts based on size and age of all receivable balances against which we have not established a specific reserve. We periodically review these allowances, analyzing each customer’s payment history and information regarding customer’s creditworthiness known to us.

Restructuring Activities

      Beginning in the third quarter of 2002, we have undertaken significant restructuring initiatives that have required us to develop formalized plans for exiting our North American operations. These plans require us to utilize significant estimates related to expenses for severance and outplacement costs, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time of the original plans. The accounting for restructuring costs and asset impairments requires us to record provisions and charges when we have a formal and committed plan. Our policies require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As the Company continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded

Income Taxes

      We have a history of operating losses. These losses generated a sizable net operating loss carry-forward in excess of $28.6 million as of December 31, 2002. Generally accepted accounting principles in the United States of America require that we record a valuation allowance against the deferred tax asset associated with this net operating loss carry-forward if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the net operating loss carry-forward in relation to our history of unprofitable operations, we have a full valuation allowance against this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and minimum taxes). It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal the relevant current local tax rates rather than the 0% rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the net operating loss carry-forward is utilized.

      The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report which contain accounting policies and other disclosures required by GAAP.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s operating results or financial condition.

      SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 did not have a material effect on the Company’s operating results or financial condition.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Companies are required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company’s operating results or financial condition.

      In November 2001, the FASB issued an announcement on the topic of “Income Statement characterization of Reimbursements Received for Out of Pocket Expense Incurred” (“EITF-01-14”), which was subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. EITF-01-14 requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. EITF-01-14 has been applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year have been reclassified to comply with the guidance in EITF-01-14. EITF-01-14 did not have a material effect on total consulting and training revenues or the consulting and training gross margin percentages and had no effect on net loss as it increased both consulting and training revenues and cost of consulting and training.

      In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002 . The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. We do not expect the adoption of the recognition and measurement provisions to have a material effect on our operating results or financial condition.

      During July 2002, President George W. Bush signed the Sarbanes-Oxley Act of 2002 (the “Act”) into law. The Act prescribes, among other items, sweeping corporate governance and oversight changes, new reporting responsibilities for internal controls, and requires our Chief Executive Officer and Chief Financial Officer to certify the accuracy of filed reports. The various provisions of the Act have phase-in provisions and become effective at different times in the future. Subsequent to the signing of the Act into law, we have been actively engaged in defining policies and procedures that will bring the Company into compliance with the provisions of the Act. Although the Act contains significant changes to corporate governance, places greater emphasis on internal controls, and requires certification of financial statements, we do not expect the provisions of the Act to have a material impact upon our financial condition or the results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when an entity commits to an exit plan as previously required. SFAS No. 146 also requires that such a liability be measured at its fair value and subsequent changes to the liability be measured using the credit-adjusted risk-free rate used when the liability was initially recorded. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002 and may affect the timing and amount of future restructuring.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The interim disclosures are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company will continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. These entities have been commonly referred to as “special purpose entities.” The underlying principle behind the new Interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which we are deemed to be the primary beneficiary beginning in the third quarter of fiscal 2003. We are currently determining what effect, if any, the provisions of FIN 46 will have on our operating results or financial condition.

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

The Continuing Economic Slowdown, Particularly in Information Technology Spending, Will Adversely Impact Our Business.

      Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. Moreover, the economic uncertainty has been accentuated by the events of September 11, 2001 and the Iraq crisis. We expect the economic slowdown to continue to adversely impact our business for at least the next quarter and perhaps longer. Our ability to forecast the timing and amount of our sales has been substantially reduced by the economic slowdown. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenues.

Our Failure to Increase Our Revenues Would Prevent Us from Achieving and Maintaining Profitability.

      We have incurred significant net losses since we commenced operations in 1995. We have not achieved profitability, and we expect to incur net losses for the foreseeable future. We cannot be certain that we can achieve revenue growth or that we will achieve sufficient revenues for profitability. To date, we have funded our operations from the sale of equity securities and have not generated cash from operations. As of December 31, 2002, we had an accumulated deficit of $54.5 million. We expect to continue to incur significant product development, sales and marketing, and administrative expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. See “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

If We Do Not Effectively Manage Future Growth, Our Business Will Suffer

      Even after giving effect to our restructuring efforts, the scope of our operations and our workforce has expanded significantly over a relatively short period. Our ability to compete effectively and to manage future expansion of our operations, if any, will require us to continue to improve our financial and management controls, reporting systems and procedures on a timely basis, and expand, train and manage our employee workforce.

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

If We Fail to Meet the Continued Listing Requirements of the Frankfurt Stock Exchange, Our Common Stock Could Be Delisted and the Liquidity of Our Common Stock Would Decline.

      Our common stock was listed on the Neuer Markt until December 31, 2002. In order to enhance the integrity and attractiveness of the capital market for issuers and investors, Deutsche Boerse has created two segments of shares and share equivalent certificates, based upon different levels of transparency requirements: the Prime Standard and the General Standard. These new segments are intended to replace the Neuer Markt. Consequently, Neuer Markt will discontinue operations December 31, 2003. Effective January 1, 2003 our common stock has been admitted to the Prime Standard of Deutsche Boerse and will have to comply with Frankfurt Stock Exchange Rules & Regulations and most stringent transparency criteria.

      However, Deutsche Boerse’s intention is to constantly improve the quality of the legal framework of the Frankfurt Stock Exchange and to respond closely to the needs of capital market participants. To further its objective of restoring investors’ confidence, Deutsche Boerse might impose minimum per share trading price requirements for companies listed in the Prime Standard or impose additional legal requirements not yet disclosed. If we are not able to comply with Frankfurt Stock Exchange Rules & Regulations, our common stock might be delisted from, and excluded from trading on, the Prime Standard. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. Failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may result in a decrease in the trading price of our common stock due to a decrease in liquidity, reduced analyst coverage and less interest by institutions and individuals in investing in our common stock.

If We Fail to Establish and Maintain Relationships with Indirect Sales Partners, Our Distribution Capabilities Will Be Seriously Harmed, Which Would Harm Our Revenues.

      We rely heavily upon our indirect sales channels, which consist of other businesses that implement our software into their products. These partners currently consist of original equipment manufacturers, system integrators, independent software vendors and other third-party resellers. For the years ended 2002 and 2001, 65% and 55%, respectively, of our product revenues were derived through these indirect sales partners. In order to successfully market our products, we need to maintain relationships with our indirect sales partners as well as establish new relationships with similar parties. Our failure to maintain existing relationships or establish a sufficient number of new relationships with sufficiently qualified indirect sales partners would limit our distribution capabilities and, in turn, adversely affect our revenues, which would seriously harm our financial condition and results of operations.

In the Future, We May Need to Raise Additional Capital in Order to Remain Competitive in the Electronic Commerce Industry. This Capital May Not Be Available on Acceptable Terms, if at All.

      Although our existing cash and equivalents and short-term investment balances are expected to decline further during fiscal 2003, we believe that our existing balances together with our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months. Given the significant changes in our business and results of operations in fiscal 2002, the decline in cash and equivalents and investment balances may be greater than presently anticipated. After fiscal 2003, we may need to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

We Depend on Strategic Relationships with Our Partners

      Our ability to maintain and develop strategic relationships with vendors, resellers and technology partners is fundamental to the success of our company. If our current or future strategic partners are not able to successfully develop, resell or market our products, our business could be seriously harmed. We currently have marketing relationships with companies including Ariba, Inc., Commerce One, Inc. and SAP AG. There is no guarantee that these alliances will be successful in creating a larger market for our product offerings or result in additional business for our company. If these relationships are not successful, our business, operating results and financial position could be seriously harmed.

Our Future Revenue is Dependent upon Our Ability to Successfully Increase Sales of Our Poet eSupplierSolutions Product Family.

      We expect that our future financial performance will depend significantly on revenue from our Poet eSupplier Solutions product family. We released Version 1.0 of Poet eCatalog Suite in September 1999. In fiscal 2002, we derived 33% of our revenue from Poet eSupplier Solutions product family, a decrease from 36% of product revenue from fiscal 2001. As of December 31, 2002 we have released version 4.8 of Poet eSupplier Solutions product family. We face significant risks inherent in the introduction of this product line. Market acceptance of the Poet eSupplier Solutions product family will depend, for example, upon the market for Internet-based electronic purchasing systems. We cannot predict the success of this market. We also cannot be certain that the Poet eSupplier Solutions product family will meet customers’ requirements or expectations or that our products will be free of significant software defects, which may only become apparent in longer-term operations. If the Poet eSupplier Solutions product family does not meet customers’ requirements or expectations, upgrading or enhancing the product could be costly and time-consuming and may harm our business, results of operations and financial condition. For more information regarding these products, see “Business — Products” and “— Services.”

Some of Our Customers are Small Emerging Growth Companies that May Represent Credit Risks.

      Some of our customers include small emerging growth companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. With the significant slowdown in the global economy in the past years and uncertainty relating to the prospects for near-term global economic growth, some of these customers may represent a credit risk. If our customers experience financial difficulties or fail to experience commercial success, we may have difficulty collecting on our accounts receivable balances.

The FastObjects by Poet Product Family Currently Accounts for a Substantial Portion of Our Revenues, and If It Does Not Continue to Be Commercially Successful, Our Future Revenues Will Be Significantly Harmed.

      In fiscal year 2002, we derived 70% of our product revenues from sales of our FastObjects by Poet product line. We expect a significant portion of our future revenues to continue to depend on the continued commercial success of our FastObjects by Poet product line. We cannot be certain that the FastObjects by Poet product line will continue to receive market acceptance, or that we will be able to introduce enhanced versions of FastObjects by Poet product line on a timely basis to meet the evolving needs of our customers, maintain compatibility with other third-party systems or remain competitive. If our FastObjects by Poet product line is not successful, our revenues will be negatively impacted, which could harm our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Products” and “— Services.”

Our Limited Operating History Makes Forecasting Difficult.

      We commenced operations in March 1995, and, as a result of our limited operating history, we have limited meaningful historical financial data upon which to plan revenues and operating expenses. Our ability to forecast accurately our quarterly revenues is further limited because our software products have long sales cycles that make it difficult to predict the quarters in which sales will occur. In addition, the recent launch of our new software product, the Poet eSupplier Solutions product family, makes it difficult to accurately forecast our revenues, as we have limited experience with the purchasing patterns of customers for our new products. We plan our expenses in part on future revenue projections. Most of our expenses are fixed in the short-term, and we may not be able to quickly reduce spending if our revenues are lower than projected. If we do not achieve our expected revenues, our operating results will be below our expectations and the expectations of investors and market analysts, which could cause the price of our common stock to decline.

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

      Our Poet eSupplier Solutions product family operates with the eXtensible Markup Language, or XML, which we expect to be a predominant data exchange protocol, or a standard format for content structure and the method and means for exchanging data, for e-commerce on the Internet in the future. Should XML fail to be adopted as a predominant data exchange protocol for e-commerce on the Internet, it would seriously impede the marketability of our products and force us to adapt our products to other data exchange protocols, which would be costly and may not lead to marketable and competitive products. Our failure to adapt or develop new products would have a negative impact on our revenues, which would harm our business, financial condition and results of operations.

We Depend on Our Key Personnel to Manage Our Business Effectively, and If We Lose Key Personnel We May Be Unable to Replace Them, Which Could Disrupt Operations and Harm Our Financial Condition.

      Our success depends largely upon the skills, experience and performance of our executive officers and key employees, particularly Jochen Witte, our Chief Executive Officer. If we lose one or more of our key employees, our business, financial condition and results of operations could be harmed. We do not maintain a life insurance policy for any of our employees. All of our employees in the United States are at-will employees, meaning they are not bound by contract to continue service with us and may terminate their employment with little notice. Our employees in Germany generally have employment agreements pursuant to which they provide services to us for an unspecified term and agree to provide six weeks to three months notice prior to terminating their employment with us to the end of any calendar quarter. Two of our executive officers have employment agreements pursuant to which they provide services to us for an unspecified term and agree to provide six months notice prior to terminating their employment with us. The employment agreement with one executive officer has a fixed term through October 2004. If our officers or employees terminate their employment on short notice, we may not be able to replace them on a timely basis, which could disrupt our operations.

      Our future success also depends largely on our ability to continue attracting and retaining highly skilled personnel. In the current economic environment the competition for such personnel is significantly less intense than in the past two years. However, this situation may change if and when the economic environment starts to strengthen. In such an environment we cannot be certain that we will be successful in attracting or retaining qualified personnel in the future, which could harm our business, financial condition and results of operations.

Our Results Often Depend on a Small Number of Large Orders, and Our Revenues May Be Harmed If We Do Not Complete One Or More of These Orders in Any Quarter.

      We derive a significant portion of our software license revenues in each quarter from a small number of relatively large orders. In fiscal 2002, 10% of our revenues came from our two most significant customers. Although we do not believe that the loss of any particular customer would materially harm our business, our quarterly and annual results of operations could be harmed if we are unable to complete one or more substantial license sales in that quarter.

The Unpredictability and Seasonality of Our Quarterly Results May Adversely Affect the Trading Price of Our Common Stock.

      We generally ship our products shortly after receipt of an order and typically do not have a significant backlog of unfulfilled orders. Our software license revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and we cannot predict them with any degree of certainty. Our revenues and results of operations will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

•	the timing of sales of our products and services;

•	the timing of recognizing revenue and deferred revenue under U.S. GAAP;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increases in sales and marketing, product development or administration expenses;

•	the mix of services provided by us and third-party contractors;

•	our ability to attain and maintain quality levels for our products; and

•	costs related to acquisitions of technology or businesses.

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

We Face Intense Competition that Could Reduce Our Market Share.

      The database and e-commerce markets are intensively competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Principal sources of competition include:

•	in-house development efforts by potential customers;

•	content management companies such as Requisite Technology, Inc., SAQQARA Systems, Inc., and Heiler Software AG; and

•	other vendors of software that address the same customer needs, such as vendors of object-oriented database management systems, like Progress Software Corporation (which acquired our competitor eXcelon Inc.), Versant Corporation, and Objectivity Inc.

      In the future, we may also face competition from other sources that are poised to enter the market, including vendors of relational database systems, such as Microsoft Corporation, IBM, Informix Corporation, Pervasive Software, Inc., SyBase, Inc., and Oracle Corporation, or vendors of ERP systems like SAP AG or Oracle Corporation. Many of our current and potential competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. They have well-established relationships with current and potential customers and have the resources to enable them to more easily adopt aggressive pricing policies to gain market share or bundle their products in a manner that may discourage users from purchasing our products. If we are unable to compete successfully against our current and future competitors, we could experience price reductions, reduced gross margins and loss of market share, any one of which could materially and adversely affect our business, operating results and financial condition. See “Business  — Competition” for more information about our competition.

The Success of Our International Operations is Dependent upon Many Factors Which Could Adversely Affect Our Ability to Sell Our Products Internationally and Could Affect Our Profitability.

      We market and sell our products in the United States and internationally. In fiscal year 2002, we generated 64% of our total revenues through product licenses sold and services rendered to customers located outside of the United States, primarily in Germany compared to 53% in fiscal 2001. To a substantial extent this increase is due to our restructuring efforts in the second half of 2002 (for more detail on our restructuring, see the notes to our consolidated financial statements included in Item 8). Our international operations are, and will be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. The following factors may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally:

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

      Our international sales growth will be limited if we are unable to maintain and manage our foreign operations effectively, expand international sales channel management and support organizations, hire additional personnel, customize products for local markets and establish relationships with additional distributors and third-party integrators.

Our International Operations Expose Us to Risks Associated with Currency Fluctuations, Which Makes Our Future Results of Operations Difficult to Predict.

      To date, a majority of our international revenues and costs have been denominated in foreign currencies, especially in EURO. As a result of our restructuring efforts we believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies, especially in EURO in the future. We cannot predict the potential consequences to our business as a result of the adoption of the EURO as a common currency in parts of Europe. To date, we have not engaged in any foreign exchange hedging transactions, and we are, therefore, subject to foreign currency risk, especially with regard to the U.S. dollar and EURO exchange rates.

      The expenses of our subsidiary Poet Software GmbH are denominated in EURO. As a result, appreciation of the EURO relative to the U.S. dollar could adversely affect our results of operations. Even when foreign currency expenses substantially offset revenues in the same currency, profits may be diminished or losses increased when reported in dollars. Fluctuations in the U.S. dollar relative to the EURO will affect comparisons of our reported results of operations. Due to the constantly changing currency exposures and the volatility of currency exchange rates, we could experience currency losses in the future, and we cannot predict the effect of the exchange rate fluctuations upon our future results of operations. For more information regarding currency fluctuations, see “Foreign Currency Exchange Rate Exposure” in Item 7A.

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

We May Engage in Future Acquisitions that Dilute Our Stockholders and Cause Us to Incur Debt or Assume Contingent Liabilities.

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

We May Incur Difficulties in Meeting Shareholders Quorum Requirements Due to Our Special Listing Situation.

      A significant number of our shares are being held by German shareholders. German banks are not obligated to assist companies, that are not incorporated under German law, in distributing shareholder meeting materials or proxy cards to those company’s shareholders. Unless these shareholders have contacted us and provided us with their contact information we have no way to communicate with those shareholders through the German banking system. Also German shareholders are typically not familiar with the proxy based voting system used by US based companies. Due to these substantial difficulties in contacting our German shareholders we may have significant difficulties in achieving shareholder quorum.

Our Reported Results May Be Adversely Affected by Changes in Accounting Principles Generally Accepted in the United States of America.

      We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations can have a significant effect on our reported results, and may even affect the reporting of transactions completed prior to the announcement of a change.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new SEC regulations, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Risks Related to the Internet

Our Performance Will Depend on the Growth of the Internet for E-Commerce.

      Our future success in marketing our Poet eSupplier Solutions product family depends heavily on the acceptance of the Internet and its widespread use for e-commerce. If the Internet e-commerce does not continue to grow or grows more slowly than expected, our business, financial condition and results of operations could be harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure and security, slow development of enabling technologies or insufficient commercial support. In addition, the Internet infrastructure may not be able to support the demands placed on it by increased usage and bandwidth requirements. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or increased government regulation could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our products and services to changing or emerging technologies.

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

      We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates:

      Interest Rate Exposure. Our exposure to market risk due to fluctuations in interest rates relates primarily to cash and equivalents, short-term investments and long-term investments, which consists primarily of EURO time deposits, U.S. government securities, investments in commercial paper, and money market accounts, and are reported at an aggregate fair market value of $12.0 million as of December 31, 2002. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from the levels prevailing at December 31, 2002, for example, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risks inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities to no more than three months, placing investments with high credit quality issuers and limiting the amount of credit exposure with any one issuer. In addition, we believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

      Foreign Currency Exchange Rate Exposure. Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our EURO time deposits and the inter-company balance with our German subsidiary.

      As a result of our restructuring efforts during the second half of 2002 and the downsizing of our U.S. operations we anticipate most of our future losses to be incurred by our European operations in EURO. Therefore, we have decided to transfer up to 80% of our cash and equivalents and short-term investments into EURO. This action may result in significant exchange rate gains or losses due to our reporting in U.S. dollars.

      Although we transact business in various foreign countries, settlement amounts are usually based on U.S. dollars or the EURO. Transaction gains or losses have not been significant in the past and there is no hedging activity on the EURO or other currencies. Based on the inter-company balance of $2.5 million at December 31, 2002, a hypothetical 10% adverse change in the EURO against U.S. dollars would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such inter-company balances or of other accounts denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data

POET HOLDINGS, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Poet Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of Poet Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in Item 15(a)2. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set therein.

DELOITTE & TOUCHE LLP

San Jose, California

January 25, 2003

POET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands,
	except share and
	par value amounts)
ASSETS
Current assets:
Cash and equivalents	$9,055	$10,905
Short term investments	2,981	10,899
Accounts receivable (net of allowances of $227 and $508 in 2002 and 2001, respectively)	1,532	1,993
Inventories and other current assets	269	450

Total current assets	13,837	24,247
Property and equipment, net	541	1,074
Other assets	834	317

Total assets	$15,212	$25,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$513	$582
Accrued liabilities	1,154	1,564
Restructuring accruals	725	—
Deferred revenue	419	890
Current portion of long-term obligations	—	57

Total current liabilities	2,811	3,093

Commitments (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized
Shares outstanding: 2002 — 10,893,646; 2001 — 10,876,912	11	11
Additional paid-in capital	66,291	66,331
Deferred stock compensation	—	(126)
Accumulated deficit	(54,533)	(43,954)
Accumulated other comprehensive income	632	283

Total stockholders’ equity	12,401	22,545

Total liabilities and stockholders’ equity	$15,212	$25,638

See notes to consolidated financial statements.

POET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Revenues:
Product	$4,421	$6,435	$9,114
Consulting and training	1,309	1,493	1,358
Support and maintenance	1,750	1,883	1,755

Total revenues	7,480	9,811	12,227

Operating expenses:
Cost of product	443	278	339
Cost of consulting and training	1,279	1,268	1,195
Cost of support and maintenance	1,368	1,209	1,288
Selling and marketing	7,275	12,808	13,092
Research and development	3,935	3,901	4,448
General and administrative	2,390	3,272	3,631
Restructuring costs	1,832	—	—
Amortization of deferred stock compensation*	72	227	444

Total operating expenses	18,594	22,963	24,437

Operating loss	(11,114)	(13,152)	(12,210)

Other income (expense):
Interest expense	(2)	(19)	(38)
Interest income and other, net	608	1,206	2,460

Total other income, net	606	1,187	2,422

Loss before income taxes	(10,508)	(11,965)	(9,788)
Income tax expense	(71)	(96)	(47)

Net loss	$(10,579)	$(12,061)	$(9,835)

Other comprehensive income (loss)	349	(117)	(56)

Comprehensive loss	$(10,230)	$(12,178)	$(9,891)

Basic and diluted net loss per share (Note 1)	$(0.97)	$(1.11)	$(0.92)

Shares used in computing basic and diluted net loss per share	10,886	10,829	10,653
*Amortization of deferred stock compensation
Cost of consulting and training	$9	$24	$51
Cost of support and maintenance	3	11	20
Selling and marketing	31	100	197
Research and development	21	66	127
General and administrative	8	26	49

	$72	$227	$444

See notes to consolidated financial statements.

POET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Accumulated Other	Total
			Paid-in	Deferred Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

	(In thousands, except share data)
Balances at January 1, 2000	10,547,106	$11	$65,582	$(927)	$(22,058)	$456	$43,064
Exercise of common stock options and warrants	271,761	—	765				765
Amortization and reversals of deferred stock compensation			(130)	574			444
Net loss					(9,835)		(9,835)
Foreign currency translation adjustment						(38)	(38)
Unrealized loss on investments						(18)	(18)

Balances at December 31, 2000	10,818,867	11	66,217	(353)	(31,893)	400	34,382
Common stock issued under stock plans, net of cancellations	58,045	—	114				114
Amortization of deferred stock compensation				227			227
Net loss					(12,061)		(12,061)
Foreign currency translation adjustment						(103)	(103)
Unrealized loss on investments						(14)	(14)

Balances at December 31, 2001	10,876,912	11	66,331	(126)	(43,954)	283	22,545
Common stock issued under stock plans, net of cancellations	16,734	—	14				14
Amortization and reversals of deferred stock compensation			(54)	126			72
Net loss					(10,579)		(10,579)
Foreign currency translation adjustment						346	346
Unrealized loss on investments						3	3

Balances at December 31, 2002	10,893,646	$11	$66,291	$0	$(54,533)	$632	$12,401

See notes to consolidated financial statements.

POET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net Loss	$(10,579)	$(12,061)	$(9,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	742	746	559
Restructuring expenses non-cash	134	—	—
Amortization of deferred stock compensation	72	227	444
Amortization of investment discounts	(236)	(265)	(18)
Changes in assets and liabilities:
Accounts receivable	720	1,658	(1,693)
Inventories and other current assets	106	(24)	(127)
Other assets	126	(95)	(27)
Accounts payable and accrued liabilities	82	(943)	201
Deferred revenue	(512)	(143)	213

Net cash used in operating activities	(9,345)	(10,900)	(10,283)
Cash flows from investing activities:
Purchases of property and equipment	(218)	(555)	(1,300)
Purchases of short-term and long-term investments	(18,486)	(25,313)	(60,824)
Proceeds from sales and maturities of short-term investments	26,637	29,087	55,712
Loan receivable issued	—	—	(2,394)
Investments in FastObjects, Inc. and other	(478)	—	—
Loan receivable payments received	—	—	2,288

Net cash provided by (used in) investing activities	7,455	3,219	(6,518)
Cash flows from financing activities:
Repayments of debt	(67)	(231)	(310)
Common stock issued, net of issuance costs	32	114	765

Net cash provided by (used in) financing activities	(35)	(117)	455
Effect of exchange rate changes on cash and equivalents	75	(44)	54

Decrease in cash and equivalents	(1,850)	(7,842)	(16,292)
Cash and equivalents — beginning of year	10,905	18,747	35,039

Cash and equivalents — end of year	$9,055	$10,905	$18,747

Supplemental disclosure of cash flow information:
Interest paid	$2	$14	$42

Taxes paid	$57	$79	$19

Non-cash financing and investment activities:
Deferred stock compensation	$—	$—	$(130)

See notes to consolidated financial statements.

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

1.     Business and Significant Accounting Policies

      Business — The principal business activities of Poet Holdings, Inc. (the Company) and its subsidiaries are the design and marketing of innovative data management software and solutions that allow organizations to share, manage and manipulate complex information and to facilitate effective business-to-business processes and information exchange over the Internet. Our database management system utilizes and supports complex, multidimensional data models and standard Internet programming languages. Our Internet solutions provide our customers with the ability to author, manipulate and electronically distribute complex business documents based on advanced exchange protocols using the Internet as a new means to increase customer relationships, accelerate business processes and reduce costs, thereby facilitating effective business-to-business information exchange. The Company was incorporated in the state of Delaware in November 1994.

      Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

      Cash Equivalents — The Company considers all highly liquid debt instruments with a remaining maturity of three months or less when purchased to be cash equivalents.

      Inventories — Inventories, consisting primarily of manuals and magnetic media, are stated at the lower of cost (first-in, first-out (FIFO) basis), or market value.

      Investments — Investments purchased with original maturities greater than three months and with maturities less than one year from the balance sheet date are classified as short-term investments. Investments with maturities one year or greater from the balance sheet date are classified as long-term investments. The Company accounts for investments in accordance with (Statement of Financial Accounting Standards) SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s policy is to protect the value of its investment portfolio and to minimize principal risk by earning returns based on current interest rates. While the Company’s practice is to hold debt securities to maturity, the Company has classified all debt securities as available-for-sale securities, as the sale of such securities may be required prior to maturity to implement management strategies. The carrying value of all securities is adjusted to fair market value, with unrealized gains or losses being excluded from earnings and reported as a separate component of stockholders’ equity. Cost is based on the specific identification method for purposes of computing realized gains and losses.

      Property and Equipment — Property and equipment are stated at cost. Depreciation is generally computed on a straight-line basis over the estimated useful lives of the assets which range from three-to-seven years. Leasehold improvements and assets acquired under capital lease are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the asset.

      Marketing and Advertising Costs — Marketing and advertising costs are expensed as incurred. Advertising expenses were immaterial for all years presented.

      Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of — The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      Software Development Costs — Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased, or Otherwise Marketed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

      Revenue Recognition — The Company’s revenue recognition policy is consistent with Statement of Position No. 97-2, as amended. License revenues are comprised of fees for the Company’s software products. Revenue from license fees is recognized when an agreement has been signed, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, collectibility is probable and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. For electronic delivery, the software is considered to have been delivered when the Company has provided the customer with the access codes that allow for immediate possession of the software. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

      Cost of Revenues — Cost of product revenues includes cost of production and related materials. Cost of support and maintenance revenues includes payroll and other costs associated with product maintenance and escrow services. Costs of consulting and training principally includes payroll and related costs.

      Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowances for uncollectible accounts receivable, depreciation and amortization, taxes and contingencies. Actual results could differ from those estimates.

      Concentration of Credit Risk — Financial instruments which may potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. At December 31, 2002, our short-term investments are in federal agency obligations. The Company sells the majority of its products to companies in North America and Europe. To reduce credit risk, management performs ongoing credit evaluations of its significant customers’ financial condition and maintains reserves for estimated credit losses. No individual customer accounted for more than 10% of revenues in 2002, 2001 or 2000.

      Financial Instruments — The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their short maturities. Short-term investments comprise available-for-sale securities which are carried at fair value.

      Income Taxes — Income taxes are accounted for using an asset and liability approach to account for deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

      Foreign Currency Translation — All assets and liabilities of operations outside the United States are translated into U.S. dollars from their functional currency, which is the local currency, at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Gains and losses resulting from translation are included in other comprehensive income (loss). Gains and losses on foreign currency transactions have been reflected in the statements of operations and amounted to $174,000 in 2002, and were not material in 2001 and 2000.

      Certain Significant Risks and Uncertainties — The Company operates in the software industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows; ability to increase revenues, the hiring, training and retention of key employees; development of sales distribution capabilities; market acceptance of the Company’s products under development; fundamental changes in the technology underlying the Company’s software products; litigation or other claims against the Company; adverse changes in international market conditions; successful and timely completion of product development efforts; product introductions by competitors and the ability to obtain additional financing.

      Stock-Based Compensation — The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net loss and net loss per share had we adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			Employee Stock Purchase Plan

	2002	2001	2000	2002	2001	2000

Risk-free interest rate	2.5%	4.2%	5.9%	2.09%	3.3%	6.0%
Volatility	131%	138%	146%	131%	138%	146%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

      The expected life of options under the Company’s Stock Option Plans and the Company’s ESPP plan were estimated at 12 months following the vesting and at 6 months, respectively. The Company’s first ESPP

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase was in 2000. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur (in thousands, except per share data).

	2002	2001	2000

Net loss — as reported	$10,579	$12,061	$9,835
Add: Stock-based compensation expense determined using fair value method, net of tax	2,772	$5,327	5,096
Less: Stock-based compensation included in the net loss	72	227	444

Net loss — pro forma	13,279	17,161	14,487

Basic and diluted earnings per common share — as reported	$0.97	$1.11	$0.92
Basic and diluted earnings per common share — pro forma	$1.22	$1.58	$1.36

      Comprehensive Income (loss) — Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and is presented in our Statements of Operations

      Net Loss per Common Share — Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company’s net losses.

      Recent Accounting Pronouncements — In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s operating results or financial condition.

      SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 142 did not have a material effect on the Company’s operating results or financial condition.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company’s operating results or financial condition.

      In November 2001, the FASB issued an announcement on the topic of “Income Statement characterization of Reimbursements Received for Out of Pocket Expense Incurred” (“EITF-01-14”), which was

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequently incorporated in Emerging Issues Task Force (“EITF”) No. 01-14. “EITF-01-14” requires companies to characterize reimbursements received for out of pocket expenses as revenues in the statement of operations. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. “EITF-01-14” has been applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for the prior year have been reclassified to comply with the guidance in “EITF-01-14.” “EITF-01-14” did not have a material effect on total consulting and training revenues or the consulting and training gross margin percentages and had no effect on net loss as it increased both consulting and training revenues and cost of consulting and training.

      In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. We are currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on our operating results or financial condition.

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002. The recognition and measurement provisions will be applied to guarantees issued or modified after December 31, 2002. We are currently determining what effect, if any, the adoption of the recognition and measurement provisions of FIN 45 will have on our operating results or financial condition.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The provisions of SFAS No. 146 require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when an entity commits to an exit plan as previously required. SFAS No. 146 also requires that such a liability be measured at its fair value and subsequent changes to the liability be measured using the credit-adjusted risk-free rate used when the liability was initially recorded. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. There will be no impact from initial adoption of this standard on our consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The interim disclosures are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company will continue to

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. These entities have been commonly referred to as “special purpose entities.” The underlying principle behind the new Interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which we were deemed to be the primary beneficiary beginning in the third quarter of fiscal 2003. We are currently determining what effect, if any, the provisions of FIN 46 will have on our operating results or financial condition.

2.     Investments

      Short-term investments include the following available-for-sale securities at December 31, 2002 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Loss	Fair Value

Money market funds	$2,345	$—	$—	$2,345
Commercial paper	625	—	—	625
U.S. government agencies	2,978	3	—	2,981
EURO time deposit	5,857			5,857

Total available for sale securities	$11,805	$3	$—	$11,808

Included in cash and equivalents	8,827	—	—	8,827
Included in short-term investments	2,978	3	—	2,981

Total available for sale securities	$11,805	$3	$—	$11,808

      Short-term investments include the following available-for-sale securities at December 31, 2001 (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Loss	Fair Value

Money market funds	$1,143	$—	$—	$1,143
Commercial paper	12,983	4	(6)	12,981
U.S. government agencies	6,920	4	(16)	6,908

Total available for sale securities	$21,046	$8	$(22)	$21,032

Included in cash and equivalents	10,139		(6)	10,133
Included in short-term investments	10,907	8	(16)	10,899

Total available for sale securities	$21,046	$8	$(22)	$21,032

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002 and 2001 the Company had $228,000 and $772,000 of cash and equivalents excluded from the total available for sale securities balances shown.

3.     Property and Equipment, Net

      Property and equipment, net, consist of (in thousands):

	December 31,

	2002	2001

Computer equipment and software	$1,902	$2,925
Office equipment, furniture and fixtures	807	882
Leasehold improvements	—	150

Total	2,709	3,957
Accumulated depreciation and amortization	(2,168)	(2,883)

Property and equipment, net	$541	$1,074

4.     Accrued Liabilities

      Accrued liabilities consist of (in thousands):

	December 31,

	2002	2001

Compensation	$267	$544
Professional fees	223	397
Payroll tax accruals	198	224
Other	466	399

Total	$1,154	$1,564

5.     Long-Term Obligations

      In 1997, our subsidiary Poet Software GmbH entered into a loan agreement with IKB Deutsche Industriebank in the amount of EURO 767,000 ($804,000 based on the U.S. dollar/ EURO exchange rate at December 31, 2002). The note matured on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at December 31, 2001 of EURO 64,000 (approximately $57,000 based on the U.S. dollar/ German Deutsche Mark exchange rate at December 31, 2001) and all related interest was paid in full in February, 2002. The guarantee that we had given to secure this loan was returned to us in March of 2002.

6.     Stockholders’ Equity

Warrants

      During 1999, warrants to purchase 35,000 shares of Series A common stock at an exercise price of $7.04 per share were issued to a strategic partner. The warrants to the strategic partner were to expire on April 30, 2004. The value of these warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 4.7%, 80% volatility and no dividends during the expected term. The fair value of such warrants at the date of issuance was insignificant. The warrants were exercised in fiscal 2000.

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 1998, warrants to purchase 49,710 shares of Series D redeemable convertible preferred stock at an exercise price of $7.04 per share were issued to existing investors in the Company in connection with the Company’s bridge financing. The estimated fair value of the warrants of $82,639 was recorded as interest expense in 1998. The warrants expire September 2003. The value of these warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rate of 5.5%, 50% volatility and no dividends during the expected term.

      In connection with a line of credit in 1996, the Company granted warrants to purchase up to 6,555 shares of Series C redeemable convertible preferred stock at $5.72 per share. The warrants expire on September 13, 2003. The value of these warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected life, the term of the option, risk-free interest rates of 6.5% and 6.6% in 1996, 50% volatility and no dividends during the expected term. The fair value of such warrants at the date of issuance was insignificant.

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

      The Company’s 1999 Directors’ Stock Option Plan (“Directors’ Plan”) became effective upon the closing of the company’s initial public offering in November, 1999 with 150,000 shares of common stock initially reserved. The option grants under the Director’s Plan are automatic and non-discretionary. The Directors’ Plan provides for an initial grant of options to each outside director of 40,000 shares of common stock on the later of the effective date of the Directors’ Plan or the date on which an individual first becomes an outside director. The initial grant vests 25% one year after the date of the grant and an additional 25% each anniversary of the date of grant thereafter, provided that the optionee continues to serve as an outside director. Additionally, each outside director will automatically be granted 10,000 shares of common stock on each date the outside director is re-elected by the Company’s stockholders, provided that the outside director has served on the board of the directors for at least six months. Each subsequent option grant shall vest 100% four years after the date of grant.

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s 2001 Nonstatutory Stock Option Plan authorizes the grant of options to purchase up to 250,000 shares of common stock. Nonstatutory stock options may be granted to employees, consultants and directors. Stock options are granted with an exercise price at fair market value at the date of grant. Options generally vest over a three or four year period and expire ten years from the date of the grant.

		Weighted
		Average
	Options	Exercise
Activity under the Stock Option Plans are as follows:	Outstanding	Price

Balances, January 1, 2000	774,479	$6.71
Granted (Weighted average fair value of $37.36)	635,420	$36.60
Exercised	(203,957)	$1.69
Cancelled	(156,463)	$17.23

Balances, December 31, 2000	1,049,479	$24.21
Granted (Weighted average fair value of $3.08)	625,252	$2.43
Exercised	(7,593)	$1.24
Cancelled	(398,394)	$22.80

Balances, December 31, 2001	1,268,744	$14.06
Granted (Weighted average fair value of $0.93)	729,250	$0.92
Exercised	(5,000)	$0.55
Cancelled	(827,763)	$12.14

Balances, December 31, 2002	1,164,731	$7.27

      Additional information regarding options outstanding as of December 31, 2002 is as follows:

	Options Outstanding
				Options Vested
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Vested	Exercise Price

$0.50-1.14	496,569	8.98	$0.72	104,772	$0.71
1.19-1.47	247,467	8.72	1.29	80,002	1.19
3.07-7.36	114,935	7.48	4.98	82,369	5.01
11.12-18.72	283,586	7.26	13.47	205,660	13.24
65.17	5,250	7.10	65.17	4,135	65.17
180.19	16,924	7.19	180.19	14,307	180.19
Total	1,164,731	8.32	$7.27	491,245	$12.52

      At December 31, 2001 and 2000, options to purchase 423,610 and 217,642 shares were vested and exercisable with weighted average exercise prices of $22.71 and $24.76, respectively. At December 31, 2002, 927,454 shares were available for future grant under the Plans.

Deferred Stock Compensation

      In connection with grants of certain stock options, the Company recorded deferred stock compensation of $316,000 in 1999 for the difference between the estimated fair value for accounting purposes and the stock price as determined by the Board of Directors on the date of grant. Deferred compensation is being amortized to expense using an accelerated recognition approach over the vesting period of the related stock options, generally four years.

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      The Company’s 1999 Employee Stock Purchase Plan (the “ESPP”) became effective upon the closing of the Company’s initial public offering in November, 1999 with 100,000 shares initially reserved. Under the ESPP, eligible employees may purchase common stock through payroll deductions not exceeding 15% of any employee’s compensation and limited to a total of 1,000 shares in any offering period, and in no event may an employee purchase more than $25,000 worth of stock, determined at the fair market value of the shares at the time such option is granted, in one year. The number of shares reserved for issuance under the ESPP will automatically be increased on January 1st of each year, in an amount equal to one percent of the shares outstanding on that date. The price at which common stock may be purchased is equal to 85% of the fair market value of the common stock on the first day or the last day of the applicable offering period, whichever is lower.

7.     Net Loss per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands except for per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss (numerator), basic and diluted	$(10,579)	$(12,061)	$(9,835)

Shares (denominator):
Weighted average common shares outstanding	10,887	10,844	10,702
Weighted average common shares outstanding subject to repurchase	(1)	(15)	(49)

Shares used in computing basic and diluted net loss per share	10,886	10,829	10,653

Net loss per share basic and diluted	$(0.97)	$(1.11)	$(0.92)

      For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

	Year Ended December 31,

	2002	2001	2000

Shares of common stock subject to repurchase	—	4,940	27,200
Outstanding options	1,164,731	1,268,744	1,049,479
Warrants	55,739	55,739	55,739

Total	1,220,470	1,329,423	1,132,418

Weighted average exercise price of options	$7.27	$14.06	$24.21

Weighted average exercise price of warrants	$6.88	$6.88	$6.88

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Income Taxes

      The Company’s net deferred tax assets are comprised of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net deferred tax assets and liabilities:
Net operating loss carryforwards	$24,144	$17,540	$12,526
Other temporary timing differences	616	968	818

	24,760	18,508	13,344
Valuation allowance	(24,760)	(18,508)	(13,344)

Net deferred tax assets	$—	$—	$—

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. Due to an evaluation of the likelihood of the realization of its deferred tax assets, as of December 31, 2002, 2001 and 2000, the Company has fully reserved its net deferred tax assets of $24,760,000, $18,508,000 and $13,344,000, respectively.

      The Company’s income taxes (benefit) consisted of the following current tax amounts (in thousands):

	Year Ended December 31,

	2002	2001	2000

State	$71	$71	$47
Foreign	—	25	—

Total	$71	$96	$47

      The Company’s effective tax rate differs from the expected benefit at the federal statutory tax rate as follows:

	Year Ended December 31,

	2002	2001	2000

Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Other	0.0	1.0	1.2

Change in valuation allowance	41.0	40.0	39.8

Effective tax rate	0%	0%	0%

      At December 31, 2002, the Company has net operating loss carryforwards of $28,563,000, $13,334,000 and $25,937,000 available to offset future federal, California and foreign taxable income, respectively. Federal carryforwards expire beginning in 2008 through 2022 and the California carryforwards expire beginning 2004 through 2012.

      Due to an ownership change that occurred in 1996, $3,321,000 and $1,331,000 of federal and California loss carryforwards, respectively, that can be used to offset future taxable income are subject to an annual limitation of approximately $983,000 for both federal and California purposes. Additionally, due to an ownership change that occurred in 1999, $11,816,000 and $5,191,000 of federal and California loss carryforwards, respectively, that can be used to offset future taxable income are subject to a subsequent annual limitation of $4,666,000 for both federal and California purposes. However, the utilization of net operating loss

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards generated in or before 1999 cannot exceed $4,666,666 annually. The extent to which the loss carryforwards incurred since 1999 can be used to offset future taxable income and tax liabilities may be limited depending on any future ownership changes within any subsequent three year period. The Company’s foreign tax losses may be carried forward indefinitely.

      Foreign losses before income taxes for the years ended December 31, 2002, 2001 and 2000 were $6,109,000, $6,185,000 and $5,104,000, respectively.

9.     Lease Commitments

      The Company leases certain equipment under capital leases and its facilities under non-cancelable operating lease agreements. At December 31, 2002, the Company had no capital lease obligations.

      Future minimum rental commitments under non-cancelable operating leases for office space, and to a lesser extent for equipment and automobiles, as of December 31, 2002 are as follows (in thousands):

Year Ending December 31,

2003	$559
2004	333
2005	300
2006	129
2007	77

Total minimum lease payments	$1,398

      Rent expense was $1,257,000, $1,385,000 and $1,150,000 for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

10.     Reseller Agreement for FastObjects by Poet for the U.S.A. and Canada

      In the fourth quarter of fiscal 2002, we changed our means of selling and marketing FastObjects by Poet from direct to indirect sales channels. As part of our restructuring efforts we entered into an exclusive reseller agreement for U.S.A. and Canada with FastObjects, Inc. The reseller agreement has an initial term of four years. We have the right to terminate the reseller agreement anytime if FastObjects, Inc. fails to meet certain minimum royalty payments to us.

      FastObjects, Inc. was founded by our former Vice President of North American Field Operations-FastObjects in October 2002. Our subsidiary, Poet Software Corp., purchased 1,999,999 shares of non-voting preferred stock of FastObjects, Inc. for $300,000.

      In addition we agreed to provide a loan to FastObjects, Inc. of $300,000 to be funded in March 2003.

11.     Segment Information, Operations by Geographic Area and Significant Customers

      The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information enabled by the Company’s database

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management system. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

	Year Ended December 31,

	2002	2001	2000

Revenues(1):
United States	$2,697	$4,658	$6,136
Germany	4,783	5,153	6,091

	$7,480	$9,811	$12,227

(1)	Revenues are broken out geographically by the ship-to location of the customer

	2002	2001

Long-lived assets:
United States	$6	$356
Germany	535	718

Total	$541	$1,074

12.     Restructuring Costs

      During the quarter ended September 30, 2002, the Company approved and implemented a plan to reduce its overall workforce, especially with respect to its United States subsidiary, Poet Software Corporation. As part of the plan, the Company switched from selling directly in the U.S. and Canada to indirect sales channels. The Company also decreased the size of its management team from eight executives on December 31, 2001 to three executives on December 31, 2002. These actions resulted in severance and related costs and facility and equipment costs that totaled $1.8 million for fiscal 2002. The Company anticipates the wind-down process to be completed by April 30, 2003.

      As part of the restructuring plan, the Company reduced its overall workforce by 43% from 139 employees on June 30, 2002 to 80 employees by December 31, 2002. Severance and related costs associated with these reductions totaled $1.2 million.

      In connection with the downsizing of Poet Software Corporation and reduction in overall workforce, certain facilities leases were terminated and property and equipment sold. Charges relating to lease terminations and the sale of property and equipment amounted to $676,000.

      At December 31, 2002, we had $725,000 accrued as a current liability on our balance sheet for restructuring charges. The following table sets forth an analysis of the components of the fiscal 2002 restructuring charge and the payments made against the accrual through December 31, 2002 (in thousands):

					Estimated
					Remaining Cash
				Accrual Balance	Payments at
	Restructuring	Non-cash	Cash	at December 31,	December 31,
	Costs	Charges	Payments	2002	2002

Severance and related costs	$1,156	$—	$(878)	$278	$278
Facility and equipment costs	676	(134)	(95)	447	447

	$1,832	$(134)	$(973)	$725	$725

      Payments on the remaining severance and facilities costs of $725,000 extend through April, 2003.

POET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Quarterly Financial Data — Unaudited

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(In thousands, except per share amounts)
Net revenues	$2,168	$1,961	$1,705	$1,646
Gross profit	$1,405	$1,055	$931	$999
Net loss*	$(2,399)	$(2,821)	$(4,239)	$(1,119)
Net loss per share:
Basic and Diluted*	$(0.22)	$(0.26)	$(0.39)	$(0.10)
Shares used in computing per share amounts:
Basic and Diluted	10,877	10,881	10,893	10,893

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

	(In thousands, except per share amounts)
Net revenues	$2,749	$2,805	$1,845	$2,412
Gross profit	$2,104	$2,126	$1,171	$1,655
Net loss*	$(3,616)	$(2,854)	$(3,281)	$(2,310)
Net loss per share:
Basic and Diluted*	$(0.34)	$(0.26)	$(0.30)	$(0.21)
Shares used in computing per share amounts:
Basic and Diluted	10,784	10,818	10,848	10,858

*	The sum of the quarterly net loss and net loss per share will not necessarily equal the net loss and net loss per share for the total year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding our executive officers and directors as of March 1, 2003:

Name	Age	Position

Jochen Witte	42	President, Chief Executive Officer and Director
Herbert May(1)(2)	53	Director
Gert Koehler(1)(2)	53	Director
Robert Helgerth	44	Vice President of Field Operations — eSupplier Solutions
Ludwig Lutter	36	Chief Financial Officer

(1)	Member of audit committee.

(2)	Member of compensation committee.

      There are no family relationships between any of the executive officers and directors.

      Jochen Witte is a co-founder of Poet Holdings and has served as our Chief Executive Officer and director since September 2002. Before that he served as our Chief Financial Officer since commencement of operations in 1995 and as our Executive Vice President of European Operations since July 1999. From March 1995 to July 1999, Mr. Witte also served as one of our directors. Mr. Witte holds a Master of Science in Business Administration from the Technical University in Berlin, Germany.

      Dr. Gert Koehler has served as a director of Poet Holdings since March 1995 and has served as a member of the compensation committee since January 1999 and as a member of the audit committee since September 1999. Dr. Koehler holds Masters degrees in Solid State Physics and in Mathematics from the University of Tuebingen, a Masters degree in Operational Research from the University of Grenoble, and a Ph.D. in Mathematics from Institute de Recherche Mathematique Applique in France and a Master of Science in Business Administration from the Institut d’Administration Enterprise in France. After working as management consultant at McKinsey & Co, Dr. Koehler assumed office as Managing Director of a technology company within Herbert Quandt group. In 1987, Dr. Koehler founded Technologieholding, which he built up into one of the leading high-tech-venture capital companies in Germany. When Technologieholding was bought by 3i in 2000, Dr. Koehler served as its Managing Director and was responsible for high-tech investments in Europe. Today, Dr. Koehler acts as a member of the advisory bodies of several venture capital companies, as investor in the high-tech area and as Managing Director of a number of asset management companies.

      Dr. Herbert May joined the Board of Directors in November 2000 and has served as Chairman of the Board since September 2002. In addition, he serves as a member of both the audit committee and the compensation committee. He has held several leading positions at Alcatel in both Stuttgart and Paris. His last position at Alcatel was Head of the Office Communication Division. In 1994, Dr. May, acting in the position of Spokesman for the Management Board, took a leading role in establishing DeTeSystems in Frankfurt. In 1995, he was appointed to the Board of Deutsche Telekom AG, where he was responsible for large business customers, multimedia and systems solutions. Today, Dr. May manages his own consulting and investment company and is a member of the advisory boards of several IT and Multimedia companies.

      Robert Helgerth has served as Vice President of Field Operations-eSupplier Solutions worldwide since September 2002 and for Europe at our subsidiary Poet Software GmbH since November 1999. From November 1994 to October 1999, Mr. Helgerth served as Director of the Commercial PC group for Compaq

Computer GmbH. Prior to that, Mr. Helgerth was Sales Director for Sequent Germany GmbH, a member of the executive team at Dataplan and Field Office Manager and Sales Representative of Nixdorf Computer.

      Ludwig Lutter has served as Chief Financial officer since September 2002 and General Manager of the German subsidiary Poet Software GmbH since December 12, 1997. Prior to that Mr. Lutter served in public accounting and tax consulting for KPMG and other public accounting firms. Mr. Lutter holds a Bachelor Degree of Science in Business Administration from the University of Texas.

Additional Information According to Rules and Regulations Neuer Markt

Ownership of Common Stock and Options by Officers and Directors of Poet Holdings, Inc.

      The following table sets forth information with respect to beneficial ownership of the Company’s common stock and options by each officer and director as of December 31, 2002:

	Shares of Common	Shares of Stock
	Stock Owned at	Options Outstanding
	December 31,	at December 31,
Name	2002	2002

Robert Helgerth	1,000	200,000
Gert Koehler(1)	555,436	85,000
Herbert May(1)	—	80,000
Jochen Witte	405,717	102,500 (2)
Ludwig Lutter	750	85,500

(1)	Outside, non-executive directors

(2)	Includes an option to purchase 2,500 held by Mrs. Witte

      At December 31, 2002, shares of stock options outstanding to non-officer employees totaled 611,731 shares.

      During 2002, the following directors and executive officers of the Company resigned from the Company:

      Dirk Bartels was a co-founder of Poet Holdings, Inc. and served as President and Chief Executive Officer and Director of the Company from commencement of our operations in March 1995 to September 2002.

      Mr. Gerhard Schulmeyer served as a director of Poet Holdings, Inc. from May 2001 to July 2002.

      David Guinther served as Vice President of North American Field Operations — FastObjects at our subsidiary Poet Software Corporation from July 1999 to October 2002.

      Michael Hogan served as Vice President of Field Operations — eSupplier Solutions for North America and Asia-Pacific at our subsidiary Poet Software Corporation from April 1997 to September 2002.

      Joerg Tewes served as Vice President of Engineering at our subsidiary Poet Software GmbH since January 1995 and as our Vice President of Development and General Manager from September 1997 to March 2002.

      Jerry Wong served as our Vice President of Finance from March 1997 to June 1999 and served as our Executive Vice President of U.S. Operations from July 1999 to September 2002.

Item 14.	Controls and Procedures

Evaluation and disclosure controls and procedures

      Within 90 days prior to the date of this report (the Evaluation Date), the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

      There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K

(1) Financial Statements

Reference is made to the Index to Financial Statements of Poet Holdings, Inc. under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules

The following financial statement schedule of Poet Holdings, Inc. for the years ended December 31, 2000, 2001, 2002 is filed as part of this Annual Report and should be read in conjunction with the Financial Statements of Poet Holdings, Inc.

Schedule II — Valuation and Qualifying Accounts	Page 63

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

      a) Exhibits

Exhibit
Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(2)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Form of Registrant’s common stock certificate.
10.1(1)	Change of Control Severance Agreement by and between the Registrant and Jerry Wong, dated November 14, 1995.
10.2(1)	Change of Control Severance Agreement by and between the Registrant and Michael Hogan, dated April 2, 1997.
10.4.1(1)	Employment Contract between POET Software GmbH and Jorg Tewes, dated September 29, 1997.
10.4.2(1)	English Summary of Exhibit 10.4.1.
10.5.1(1)	Employment Contract between POET Software GmbH and Jochen Witte, dated May 19, 1993.
10.5.2(1)	English Summary of Exhibit 10.5.1.
10.6(2)	1995 Stock Option Plan.
10.7(3)	1999 Director Stock Option Plan.
10.8(2)	1999 Employee Stock Purchase Plan.
10.9(3)	2001 Nonstatutory Stock Option Plan
10.10(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.11(1)	Second Amended and Restated Stockholder Rights Agreement, dated December 23, 1998.
10.12(1)	Warrant to purchase shares of Series A common stock of the Registrant issued to Ariba, Inc., dated April 30, 1999.
10.13(1)	Form of warrant to purchase shares of Series D preferred stock of the Registrant.
10.14(1)	Lease Agreement, dated November 23, 1998, between Spieker Properties, L.P., and the Registrant’s wholly owned subsidiary POET Software Corporation.

Exhibit
Number	Description of Document

10.15.1(1)	Office Lease Agreement between the Registrant’s wholly owned subsidiary POET Software GmbH and GBR Petersen/ Schroeder/ Schmiel-Vemieter for office space in Hamburg, Germany, dated May 29, 1997.
10.15.2(1)	English Summary of Exhibit 10.15.1.
10.16(1)	Agreement between POET Software Corporation and Ariba, Inc., dated April 30, 1999.
10.17.1	Employment Contract between POET Software GmbH and Ludwig Lutter, dated May 22, 2002.
10.17.2	English Summary of Exhibit 10.17.1.
22.1(1)	Subsidiaries of Registrant.
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney (see page 64).
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267)

(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-28017).

(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Reg. No. 000-28017)

      (b) Reports on Form 8-K

We filed a report on Form 8-K on October 23, 2002, which contained an ad hoc notice announcing the restructuring of our United States sales operations and a press release as well as an ad hoc notice announcing our third quarter results of fiscal 2002.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Years Ended December 31, 2002, 2001 and 2000

	Balance at
	Beginning of	Charged to Costs		Balance at End
	Period	and Expenses	(Deductions)	of Period

	(In thousands)
Description
Allowance for doubtful accounts:
2002	$508	$284	$(565)	$227
2001	478	193	(163)	508
2000	134	391	(47)	478

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

POET HOLDINGS, INC.
(Registrant)

By:	/s/ JOCHEN WITTE

Jochen Witte
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jochen Witte and Ludwig Lutter, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JOCHEN WITTE Jochen Witte	President and Chief Executive Officer	March 31, 2003

/s/ LUDWIG LUTTER Ludwig Lutter	Chief Financial Officer	March 31, 2003

/s/ GERT KOEHLER Gert Koehler	Director	March 31, 2003

/s/ HERBERT MAY Herbert May	Director	March 31, 2003

Certification Pursuant To 18 U.S.C. Section 1350,

As Adopted Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002

I, Jochen Witte, certify that:

1. I have reviewed this report 10-K of Poet Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOCHEN WITTE

President,
Chief Executive Officer and Director

March 31, 2003

Certification Pursuant To 18 U.S.C. Section 1350,

As Adopted Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002

I, Ludwig Lutter, certify that:

1. I have reviewed this report 10-K of Poet Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

(d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(e) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

(f) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LUDWIG LUTTER

Chief Financial Officer

March 31, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(2)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Form of Registrant’s common stock certificate.
10.1(1)	Change of Control Severance Agreement by and between the Registrant and Jerry Wong, dated November 14, 1995.
10.2(1)	Change of Control Severance Agreement by and between the Registrant and Michael Hogan, dated April 2, 1997.
10.4.1(1)	Employment Contract between POET Software GmbH and Jorg Tewes, dated September 29, 1997.
10.4.2(1)	English Summary of Exhibit 10.4.1.
10.5.1(1)	Employment Contract between POET Software GmbH and Jochen Witte, dated May 19, 1993.
10.5.2(1)	English Summary of Exhibit 10.5.1.
10.6(2)	1995 Stock Option Plan.
10.7(3)	1999 Director Stock Option Plan.
10.8(2)	1999 Employee Stock Purchase Plan.
10.9(3)	2001 Nonstatutory Stock Option Plan
10.10(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.11(1)	Second Amended and Restated Stockholder Rights Agreement, dated December 23, 1998.
10.12(1)	Warrant to purchase shares of Series A common stock of the Registrant issued to Ariba, Inc., dated April 30, 1999.
10.13(1)	Form of warrant to purchase shares of Series D preferred stock of the Registrant.
10.14(1)	Lease Agreement, dated November 23, 1998,between Spieker Properties, L.P., and the Registrant’s wholly owned subsidiary POET Software Corporation.
10.15.1(1)	Office Lease Agreement between the Registrant’s wholly owned subsidiary POET Software GmbH and GBR Petersen/ Schroeder/ Schmiel-Vemieter for office space in Hamburg, Germany, dated May 29, 1997.
10.15.2(1)	English Summary of Exhibit 10.15.1.
10.16(1)	Agreement between POET Software Corporation and Ariba, Inc., dated April 30, 1999.
10.17.1	Employment Contract between POET Software GmbH and Ludwig Lutter, dated May 22, 2002.
10.17.2	English Summary of Exhibit 10.17.1.
22.1(1)	Subsidiaries of Registrant.
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney (see page 64).
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267)

(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-28017).

(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Reg. No. 000-28017)