Form 10-K/A
period 2002-12-31
POET HOLDINGS INC
filed 2003-04-30
CIK 1028425

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 333-87267

POET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	94-3221778 (I.R.S. Employer Identification Number)

1065 E. Hillsdale Blvd., Suite 205
Foster City, California 94404
(650) 212-3100
(Address of principal executive offices and zip code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $6,209,000 as of April 1, 2003, based upon the closing price on the Prime Standard of the Frankfurt Stock Exchange reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

     The number of shares outstanding of the Registrant’s Common Stock on December 31, 2002 was 10,893,646 shares.

PART III

ELECTION OF DIRECTORS

Item 10. Directors and Executive Officers of POET Holdings, Inc.

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

(2)	Includes an option to purchase 2,500 shares held by Mrs. Witte

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

Board Meetings and Committees

     The Board of Directors of the Company held a total of 11 meetings during the fiscal year ended December 31, 2002. Each director serving during such fiscal year attended all of the meetings of the Board of Directors. The Board of Directors has two committees: The Audit Committee and the Compensation Committee.

The Audit Committee

     The Audit Committee of the Board of Directors, which consists of directors Dr. May and Dr. Koehler, was established on September 15, 1999 and met six times in the last fiscal year. Each of the directors serving on such Committee during the fiscal year attended all meetings of the Committee except that Mr. May did not attend one meeting. The Audit Committee: (1) recommends to the board of directors the annual appointment of our independent auditors, (2) discusses and reviews in advance the scope and the fees of the annual audit, (3) reviews the results of the audit with the independent auditors and discusses the foregoing with the company’s management, (4) reviews and approves non-audit services of the independent auditors, (5) reviews the activities, organizational structure and qualifications of the company’s internal audit function, (6) reviews management’s procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices and (7) reviews and discusses with our independent auditors their independence. In connection with the execution of the responsibilities of the Audit Committee including the review of the company’s quarterly earnings prior to the public release of the information, the Audit Committee members communicated throughout 2002 with the company’s management and independent accountants.

The Compensation Committee

     The Compensation Committee reviews and recommends to the Board of Directors the compensation of all of our officers and directors, including stock compensation and loans, and establishes and reviews general policies relating to the compensation of the Company’s employees. The Compensation Committee of the Board of Directors, which consists of Dr. May and Dr. Koehler met two times during the last fiscal year. Each of the directors serving on such Committee attended all of the meetings of the Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the SEC). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons, the Company believes that during fiscal 2002 all executive officers and directors of the Company complied with all applicable filing requirements, except for the following late Form 4 filings: Dirk Bartels (December 2002 disclosing eleven transactions); Gert Koehler (December 2002 disclosing one transaction), and Herbert May (December 2002 disclosing one transaction).

Item 11. Executive Compensation

     The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company and the six next most highly compensated executive officers of the Company (the Named Executive Officers) for services rendered in all capacities to the Company in the fiscal years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

					LONG-TERM
					COMPENSATION
					AWARDS

					ALL OTHER
		ANNUAL COMPENSATION			SECURITIES	ALL OTHER
NAME AND	FISCAL				UNDERLYING	COMPENSATION
PRINCIPAL POSITIONS	YEAR	SALARY ($)(a)		BONUS($)(a)	OPTIONS (#)	($) (a)

Dirk Bartels	2002	187,445		17,143	20,000	346,684	(b)
President, Chief Executive Officer	2001	223,119		0	30,000	13,555	(c)
and Director	2000	223,774		10,000	0	1,535	(d)
Jerry Wong	2002	155,769		13,791	50,000	197,065	(e)
Executive Vice President of U.S	2001	180,000		5,000	16,000	446	(d)
Operations and Vice President of	2000	160,000		25,000	0	180	(d)
Finance
Michael Hogan	2002	135,385		5,000	40,000	80,122	(f)
Vice President of Field Operations—	2001	174,250	(g)	0	10,000	446	(d)
eSupplier Solutions for	2000	160,000		48,500	37,500	108	(d)
North America and Asia-Pacific
David Guinther	2002	206,285	(h)	0	25,000	97	(d)
Vice President of North American	2001	192,182	(i)	0	12,000	311	(d)
Operations — FastObjects	2000	216,373	(j)	0	10,000	120	(d)
Jochen Witte	2002	171,511	(k)	0	70,000	7,085	(c)
President, Chief Executive Officer	2001	125,481	(l)	0	30,000	6,494	(c)
and Director	2000	117,659	(m)	0	0	6,821	(c)
Robert Helgerth	2002	168,754	(n)	0	30,000	9,522	(r)
Vice President of Field Operations	2001	160,411	(o)	0	70,000	7,584	(r)
eSupplier Solutions	2000	151,405	(p)	0	0	5,525	(r)
Ludwig Lutter	2002	111,479.65	(q)	0.00	85,000.00	10,869.92	(r)
Chief Financial Officer	2001	83,123.59		0.00	3,500.00	6,605.50	(r)
	2000	78,113.21		0.00	5,000.00	6,792.45	(r)

(a)	For Messrs. Bartels, Helgerth, Witte and Lutter, such amounts include U.S. dollar amounts converted from euro based on an exchange rate of euro 1.06 to the dollar, the average exchange rate for 2002, Deutsche Mark based on an exchange rate of DM2.18 to the dollar, the average exchange rate for 2001, an exchange rate of DM2.12 to the dollar, the average exchange rate for 2000.
(b)	Includes $335,216 in severance pay, $10,262 representing the dollar value of the benefit to the executive officer for the company-sponsored automobile, and $1,206 of premiums paid by us for term life insurance.
(c)	Represents the dollar value of the benefit to the executive officer for the company-sponsored automobile and of the remainder of a premium paid by us for term life insurance.
(d)	Consists of premiums paid by us for term life insurance.
(e)	Includes $196,943 in severance pay and $122 of premiums paid by us for term life insurance.
(f)	Includes $80,000 in severance pay and $122 of premiums paid by us for term life insurance.
(g)	Includes $14,250 earned as commissions.
(h)	Includes $42,567 earned as commissions.
(i)	Includes $36,182 earned as commissions.
(j)	Includes $72,373 earned as commissions.
(k)	Includes $38,899 earned as commissions.
(l)	Includes $22,270 earned as commissions.
(m)	Includes $25,103 earned as commissions.
(n)	Includes $27,044 earned as commissions.
(o)	Includes $38,851 earned as commissions.
(p)	Includes $35,484 earned as commissions.
(q)	Includes $17,152 earned as commissions.
(r)	Represents the dollar value of the benefit to the executive officer for a Company-sponsored automobile.

Option Grants in Last Fiscal Year

     The following table sets forth information with respect to stock options granted to each of the named executive officers during the fiscal year ended December 31, 2002. All of these options were granted under our 1995 Stock Plan and have a term of 10 years, subject to earlier termination in the event the optionees’ services to us cease. See — Incentive Stock Plans for a description of material terms of these options. In accordance with the rules of the U.S. Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option, the period from the grant date to the expiration date, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on assumed rates of appreciation and do not represent our estimate of our future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

Option Grants in Last Fiscal Year

					Potential Realizable
		Percent of			Value at Assumed Rates of
	Number of	Total Options			Stock Appreciation of
	securities	Granted to			Option Term (3)
	Underlying	Employees During	Exercise Price	Expiration
Name	Options	Period (1)	($/share)(2)	Date	5%	10%

Dirk Bartels	20,000	3.2%	$1.47	1/24/2012	$18,489.50	$46,856.03
Jerry Wong	50,000	8.1%	1.47	1/24/2012	46,223.76	117,140.07
Michael Hogan	40,000	6.5%	1.47	1/24/2012	36,979.00	93,712.06
David Guinther	25,000	4.0%	1.47	1/24/2012	23,111.88	58,570.04
Jochen Witte	20,000	3.2%	1.47	1/24/2012	18,489.50	46,856.03
	50,000	8.1%	0.50	9/4/2012	15,722.37	39,843.56
Robert Helgerth	30,000	4.8%	0.50	9/4/2012	9,433.42	23,906.14
Ludwig Lutter	35,000	5.7%	0.76	05/06/2012	18,728	42,393
Ludwig Lutter	30,000	4.8%	0.50	08/04/2012	9,433	23,906

(1)	Based on an aggregate of 619,250 options we granted under the 1995 Stock Plan and our 2001 Nonstatutory Stock Option Plan during the fiscal year ended December 31, 2002, to employees of and consultants to POET Holdings, including the named executive officers.

(2)	Options were granted at an exercise price equal to the fair market value of the Company’s Common Stock, as determined by reference to the closing price reported on the Neuer Markt of the Frankfurt Stock Exchange or the date of grant.

(3)	Potential realizable values are (i) net of exercise price before taxes, (ii) based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term, (iii) based on the assumption that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price and converted from euros to U.S. dollars at an exchange rate reported by Federal Reserve Board for December 31, 2002 of $1.0485 per EURO. These numbers are calculated based on the requirements promulgated by the Commission and do not reflect the Company’s estimate of future stock price growth.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

     The following table sets forth stock option exercises and the value of unexercised stock options held by the named executive officers during the last fiscal year.

					Value of Unexercised
					In-The-Money
			Number of Securities		Options at
			Underlying Unexercised		December
	Shares	Value	Options at December 31, 2002		31, 2002 (2)
	Acquired on	Realized
Name	Exercise	($) (1)	Vested	Unvested	Vested	Unvested

Dirk Bartels	0	$0.00	0	0	$0	$0
Jerry Wong	0	0.00	52,500	0	0	0
Michael Hogan	0	0.00	64,200	0	0	0
David Guinther	0	0.00	62,164	0	2,655	0
Jochen Witte (3)	0	0.00	15,937	85,063	145	17,000
Robert Helgerth	0	0.00	112,221	87,779	0	10,200
Ludwig Lutter	0	0.00	18,120	70,380	0	13,000

(1)	Market value of the Company’s Common Stock at the exercise date minus the exercise price.

(2)	Market value of the Company’s Common Stock at fiscal year-end minus the exercise price. The market value of the Company’s Common Stock on December 31, 2002, was $0.84 per share, based on an exchange rate of $1.0485 per 1.00 EURO, the exchange rate in effect on December 31, 2002, as reported on the Website of the Federal Reserve Board.

(3)	Includes 1,000 options granted to Mrs. Witte, an employee.

Director Compensation

     In fiscal year 2002, members of the Board of Directors were not compensated in cash for their services as members of the Board of Directors, although they were reimbursed for some of their expenses incurred in connection with attendance at Board and Committee meetings.

     Under the Company’s 1995 Stock Plan, non-employee directors are eligible to receive stock option grants at the discretion of the Board of Directors. In addition, the Company’s 1999 Director Stock Option Plan (the Director Option Plan) was adopted by the Board of Directors on September 15, 1999, and was approved by the stockholders on November 4, 1999. An amendment to the Director Option Plan was approved by the Board of Directors on March 28, 2001 and by the stockholders at the 2001 Annual Meeting of Stockholder. The Director Option Plan provides for the automatic and non-discretionary grant of a non-statutory stock option to purchase 40,000 shares of the Company’s Common Stock to each non-employee director on the later of the effective date of the Director Option Plan or the date on which such person becomes a director. Thereafter, each non-employee director will be automatically granted a non-statutory stock option to purchase 10,000 shares of Common Stock on the date of each Annual Meeting of Stockholders at which such non-employee director is reelected to serve on the Board of Directors, if, on such date, he or she remains an outside director and has served on the Board for at least the six months preceding the Annual Meeting. The initial option grant vests 25% one year after the date of grant and an additional 25% each anniversary of the date of grant thereafter, provided that the optionee continues to serve as an outside director. Each subsequent option grant shall vest 100% four years after the date of grant. Such plan provides that the exercise price shall be equal to the fair market value of the Common Stock on the date of grant of the options.

     On its meeting on December 18, 2002 the Board of Directors granted each board member additional non-statutory stock option to purchase 40,000 shares of Common Stock. These grants vest 33% one year after the date of grant and an additional 33% each anniversary of the date of grant thereafter, provided that the optionee continues to serve as an outside director. The exercise price of each such option grant was equal to the fair market value of the Common Stock on the date of grant of the option.

Change of Control and Severance Agreements

     We entered into an employment contract with Jochen Witte on May 19, 1993, which, as amended on October 21, 2002, provides that Mr. Witte will serve as our managing director for a term ending on the last day of the month in which Mr. Witte turns 60 years old. Either Mr. Witte or we may terminate this agreement at the end of a calendar month by giving at least six months’ written notice, except that we can terminate Mr. Witte’s employment with us sooner if he materially breaches his duties under this agreement.

     We entered into an employment contract with Ludwig Lutter on May 22, 2002, which provides that Mr. Lutter will serve as our managing director for a term ending on the last day of the month in which Mr. Lutter turns 60 years old. Either Mr. Lutter or we may terminate this agreement at the end of a calendar month by giving at least six months’ written notice, except that we can terminate Mr. Lutter employment with us sooner if he materially breaches his duties under this agreement.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Messrs. May and Koehler served as members of the Company’s Compensation Committee during Fiscal 2002. There are no compensation committee interlocks between the members of our Compensation Committee and any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth as of March 31, 2003, certain information with respect to the beneficial ownership of the Company’s Common Stock by (i) any person (including any group as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the Exchange Act)), known by the Company to be the beneficial owner of more than 5% of the Company’s voting securities, (ii) each director and each nominee for director to the Company, (iii) each of the executive officers named in the Summary Compensation Table appearing herein, and (iv) all current executive officers and directors of the Company as a group. The number and percentage of shares beneficially owned are based on the aggregate of 10,921,390 shares of Common Stock outstanding as of March 31, 2003. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

	Number of	Percent
Name and Address of Beneficial Owners (1)	Shares	of Total

Dirk Bartels	611,836	5.60%
David Guinther	0	*
Robert Helgerth (2)	133,360	1.22%
Michael Hogan	0	*
Dr. Herbert May (3)	10,000	*
Gerhard Schulmeyer	0	*
Jochen Witte (4)	431,997	3.96%
Jerry Wong	0	*
Dr. Gert Koehler (5)	570,436	5.22%
Ludwig Lutter (6)	29,876	*
All directors and executive officers as a group (10 persons)	1,787,505	16.37%
5% Stockholders:
European Technologies Holding N.V. (7)	1,102,444	10.09%
De Biender 5 NL-1852 ED Heiloo, The Netherlands

*	Represents less than 1%.

(1)	Unless otherwise indicated, the address of each officer, director or 5% stockholder is c/o POET Holdings, Inc., 1065 E. Hillsdale Blvd., Suite 205, Foster City, California 94404.

(2)	Includes 132,360 shares issuable upon exercise of options held by Mr. Helgerth exercisable within 60 days of March 31, 2003.

(3)	Includes 10,000 shares issuable upon exercise of options held by Mr. May exercisable within 60 days of March 31, 2003.

(4)	Includes 24,791 shares issuable upon exercise of options held by Mr. Witte exercisable within 60 days of March 31, 2003, 150,000 shares held by Mrs. Witte and 1,489 shares issuable upon exercise of an option held by Mrs. Witte exercisable within 60 days of March 31, 2003.

(5)	Comprised of 555,436 shares held by Köhler Technovision Vermogensverwalrungs KG (Am Eschenhorst 20, 61381 Friedrichsdorf) and 15,000 shares issuable upon exercise of options held by Dr. Köhler exercisable within 60 days of March 31, 2003.

(6)	Includes 29,126 shares issuable upon exercise of options held by Mr. Lutter exercisable within 60 days of March 31, 2003.

(7)	Comprised of 1,084,877 shares and a warrant to purchase 17,567 shares held by European Technologies Holding N.V. Mr. Albertus G.J. Lucassen is the sole managing director of European Technologies Holding N.V. and thus may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by European Technologies Holding N.V. Mr. Lucassen disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(3) Exhibits

     The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(2)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Form of Registrant’s common stock certificate.
10.1(1)	Change of Control Severance Agreement by and between the Registrant and Jerry Wong, dated November 14, 1995.
10.2(1)	Change of Control Severance Agreement by and between the Registrant and Michael Hogan, dated April 2, 1997.
10.4.1(1)	Employment Contract between POET Software GmbH and Jorg Tewes, dated September 29, 1997.
10.4.2(1)	English Summary of Exhibit 10.4.1.
10.5.1(1)	Employment Contract between POET Software GmbH and Jochen Witte, dated May 19, 1993.
10.5.2(1)	English Summary of Exhibit 10.5.1.
10.6(2)	1995 Stock Option Plan.
10.7(3)	1999 Director Stock Option Plan.
10.8(2)	1999 Employee Stock Purchase Plan.
10.9(3)	2001 Nonstatutory Stock Option Plan

10.10(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.11(1)	Second Amended and Restated Stockholder Rights Agreement, dated December 23, 1998.
10.12(1)	Warrant to purchase shares of Series A common stock of the Registrant issued to Ariba, Inc., dated April 30, 1999.
10.13(1)	Form of warrant to purchase shares of Series D preferred stock of the Registrant.
10.14(1)	Lease Agreement, dated November 23, 1998, between Spieker Properties, L.P., and the Registrant’s wholly owned subsidiary POET Software Corporation.
10.15.1(1)	Office Lease Agreement between the Registrant’s wholly owned subsidiary POET Software GmbH and GBR Petersen/ Schroeder/ Schmiel-Vemieter for office space in Hamburg, Germany, dated May 29, 1997.
10.15.2(1)	English Summary of Exhibit 10.15.1.
10.16(1)	Agreement between POET Software Corporation and Ariba, Inc., dated April 30, 1999.
10.17.1*	Employment Contract between POET Software GmbH and Ludwig Lutter, dated May 22, 2002.
10.17.2*	English Summary of Exhibit 10.17.1.
22.1(1)	Subsidiaries of Registrant.
23.1*	Independent Auditors’ Consent.
24.1*	Power of Attorney
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Included with POET Holding, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with Securities and Exchange Commission on March 31, 2003.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267)

(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-28017).

(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Reg. No. 000-28017)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed, on its behalf by the undersigned, thereunto duly authorized.

POET HOLDINGS, INC.

By:	/s/ Jochen Witte

Jochen Witte (President and Chief Executive Officer)

Date: April 30, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jochen Witte Jochen Witte	President, Chief Executive Officer and Director	April 30, 2003

/s/ Ludwig Lutter Ludwig Lutter	Chief Financial Officer	April 30, 2001

* Herbert May	Director	April 30, 2003

* Gert Koehler	Director	April 30, 2003

* Signed by Jochen Witte as Attorney-in-Fact

Certification

I, Ludwig Lutter, certify that:

      1.     I have reviewed this annual report on Form 10-K/A of Poet Holdings, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of registrant’s previously filed annual report on Form 10-K (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Ludwig Lutter
Ludwig Lutter
Chief Financial Officer

I, Jochen Witte, certify that:

1.	I have reviewed this annual report on Form 10K/A of Poet Holdings, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of registrant’s previously filed annual report on Form 10-K (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Jochen Witte Jochen Witte President and Chief Executive Officer

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant
3.3(2)	Amended and Restated Bylaws of the Registrant.
4.1(1)	Form of Registrant’s common stock certificate.
10.1(1)	Change of Control Severance Agreement by and between the Registrant and Jerry Wong, dated November 14, 1995.
10.2(1)	Change of Control Severance Agreement by and between the Registrant and Michael Hogan, dated April 2, 1997.
10.4.1(1)	Employment Contract between POET Software GmbH and Jorg Tewes, dated September 29, 1997.
10.4.2(1)	English Summary of Exhibit 10.4.1.
10.5.1(1)	Employment Contract between POET Software GmbH and Jochen Witte, dated May 19, 1993.
10.5.2(1)	English Summary of Exhibit 10.5.1.
10.6(2)	1995 Stock Option Plan.
10.7(3)	1999 Director Stock Option Plan.
10.8(2)	1999 Employee Stock Purchase Plan.
10.9(3)	2001 Nonstatutory Stock Option Plan

10.10(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10.11(1)	Second Amended and Restated Stockholder Rights Agreement, dated December 23, 1998.
10.12(1)	Warrant to purchase shares of Series A common stock of the Registrant issued to Ariba, Inc., dated April 30, 1999.
10.13(1)	Form of warrant to purchase shares of Series D preferred stock of the Registrant.
10.14(1)	Lease Agreement, dated November 23, 1998, between Spieker Properties, L.P., and the Registrant’s wholly owned subsidiary POET Software Corporation.
10.15.1(1)	Office Lease Agreement between the Registrant’s wholly owned subsidiary POET Software GmbH and GBR Petersen/ Schroeder/ Schmiel-Vemieter for office space in Hamburg, Germany, dated May 29, 1997.
10.15.2(1)	English Summary of Exhibit 10.15.1.
10.16(1)	Agreement between POET Software Corporation and Ariba, Inc., dated April 30, 1999.
10.17.1*	Employment Contract between POET Software GmbH and Ludwig Lutter, dated May 22, 2002.
10.17.2*	English Summary of Exhibit 10.17.1.
22.1(1)	Subsidiaries of Registrant.
23.1*	Independent Auditors’ Consent.
24.1*	Power of Attorney
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Included with POET Holding, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with Securities and Exchange Commission on March 31, 2003.

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 (Reg. No. 333-87267)

(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-28017).

(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Reg. No. 000-28017)