Form 10QSB
period 2003-03-31
POET HOLDINGS INC
filed 2003-05-15
CIK 1028425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number: 000-28017

POET HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	94-3221778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1065 E. Hillsdale Blvd., Suite 205
Foster City, California 94404
(650) 212-3100

(Address, including zip code, of Registrant’s principal executive offices and telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     The number of shares outstanding of the Registrant’s Common Stock on March 31, 2003 was 10,921,390 shares.

POET HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-QSB

INDEX

		PAGE

PART I:	FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements
	Unaudited Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss -
	Three months ended March 31, 2003 and 2002	4
	Unaudited Condensed Consolidated Statements of Cash Flows - Three months ended March
	31, 2003 and 2002	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Controls and Procedures	13
PART II:	OTHER INFORMATION
Item 1	Legal Proceedings	14
Item 2	Changes to Securities and Use of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission of Matters to a Vote of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits and Reports on Form 8-K	15

SIGNATURES

Note Regarding Forward Looking Statements

     In addition to historical information, this Form 10-QSB contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Poet Holding’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

Assets
	March 31	December 31,
	2003	2002

Current assets:
Cash and equivalents	$10,877	$9,055
Short term investments	—	2,981
Accounts receivable (net of allowances of $177 and $227 in 2003 and 2002)	1,602	1,532
Inventories and other current assets	290	269

Total current assets	12,769	13,837
Property, furniture and equipment, net	458	541
Other assets	1,154	834

Total assets	$14,381	$15,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$478	$513
Accrued liabilities	1,192	1,154
Restructuring accruals	442	725
Deferred revenue	426	419

Total current liabilities	2,538	2,811

Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized Shares outstanding: 2003 - 10,921,390; 2002 - 10,893,646	11	11
Additional paid in capital	66,304	66,291
Deferred stock compensation	—	—
Accumulated deficit	(55,170)	(54,533)
Accumulated other comprehensive income	698	632

Total stockholders’ equity	11,843	12,401

Total liabilities and stockholders’ equity	$14,381	$15,212

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	Three Months Ended
	March 31

	2003	2002

Revenues:
Product	$1,223	$1,410
Consulting and training	360	328
Support and maintenance	321	430

Total revenues	1,904	2,168

Costs and operating expenses:
Cost of product	58	92
Cost of consulting and training	294	307
Cost of support and maintenance	203	364
Selling and marketing	1,105	2,302
Research and development	869	921
General and administrative	349	665
Restructuring Costs	—	—
Amortization of deferred stock compensation (*)	—	26

Total costs and operating expenses	2,878	4,677

Operating loss	(974)	(2,509)

Other income (expense):
Interest expense	(1)	(1)
Interest income and other, net	337	137

Total other income (expense), net	336	136

Loss before income taxes	(638)	(2,373)
Income tax expense	—	(26)

Net loss	$(638)	$(2,399)

Other comprehensive income (loss)	66	(77)

Comprehensive loss	$(572)	$(2,476)

Basic and diluted net loss per share (Note 3)	$(0.06)	$(0.22)

Shares used in computing basic and diluted net loss per share	10,916	10,877

(*) Amortization of deferred stock compensation
Cost of consulting and training	$—	$3
Cost of support and maintenance	—	1
Selling and marketing	—	11
Research and development	—	8
General and administrative	—	3

	$—	$26

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(638)	$(2,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	176
Amortization of deferred stock compensation	—	26
Amortization of investment discounts	—	(84)
Changes in assets and liabilities:
Accounts receivable	(30)	(283)
Inventories and other current assets	(5)	56
Other assets	(11)	(39)
Accounts payable and accrued liabilities	(324)	42
Deferred revenue	(3)	72

Net cash used in operating activities	(844)	(2,433)
Cash flows from investing activities:
Purchases of property, furniture and equipment	(63)	(92)
Proceeds from sales and maturities of investments	2,981	3,000
Purchase promissory note	(300)	—
Purchases of investments	—	(3,979)

Net cash provided by investing activities	2,618	(1,071)
Cash flows from financing activities:
Repayments of debt	—	(56)
Common stock issued, net of issuance costs	13	—

Net cash used in financing activities	13	(56)
Effect of exchange rate changes on cash and equivalents	35	(40)

Increase (decrease) in cash and equivalents	1,822	(3,600)
Cash and equivalents — beginning of period	9,055	10,905

Cash and equivalents — end of period	$10,877	$7,305

Supplemental disclosure of cash flow information:
Interest paid	$1	$1

Taxes paid	$—	$15

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Poet Holdings, Inc. (“Poet’s”) financial position as of March 31, 2003, the results of operations and comprehensive loss for the three months period ended March 31, 2003 and 2002 and cash flows for the three month periods ended March 31, 2003 and 2002.

     The results of operations for the three months period ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC.

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

     As of March 31, 2003 the Company holds no more short-term investments. The company has transferred the majority of its funds into EURO. At March 31, 2003 the Cash and Equivalents included $1,248 and the equivalent of $9,629 in EURO based on an exchange rate of EURO 0.9174 per US-$.

     On March 7, 2003 the company purchase a promissory note from FastObjects, Inc., our exclusive reseller for the U.S. and Canada for our database product line, “FastObjects by Poet” for $300,000. The note bears interest of 5% p.a. and is due and payable on the earlier of (i) March 6, 2007 (maturity date), (ii) the termination of the reseller agreement with FastObjects, Inc., and (iii) when, upon or after default. The promissory note is included in other assets.

3. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED
	March 31,

	2003	2002

Net loss (numerator), basic and diluted	$(638)	$(2,399)

Shares (denominator):
Weighted average common shares outstanding	10,916	10,877
Weighted average common shares outstanding subject to repurchase	—	—

Shares used in computing basic and diluted net loss per share	10,916	10,877

Net loss per share basic and diluted	$(0.06)	$(0.22)

     For the above mentioned periods, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

	THREE MONTHS ENDED MARCH 31,

	2003	2002

Shares of common stock subject to repurchase	—	—
Outstanding options	1,429,772	1,392,320
Warrants	55,739	55,739

Total	1,485,511	1,448,059

Weighted average exercise price of options	$5.82	$10.45

Weighted average exercise price of warrants	$6.88	$6.88

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

     Our calculations were made using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

	Stock		Employee Stock
	Option Plans		Purchase Plan
	March 31,		March 31,

	2003	2002	2003	2002

Risk-free interest rate	1.6	2.5	1.6	2.5
Volatility	86%	89%	86%	89%
Dividend yield	0.0%	0.0%	0.0%	0.0%

     The expected life of options under the Company’s Stock Option Plans and the Company’s ESPP plan were estimated at 12 months following the vesting and at 6 months, respectively. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur (in thousands, except per share data):

	March 31,
	2003	2002

Net loss — as reported	$638	$2.399
Add: Stock-based compensation expense determined using fair value method, net of tax	$352	$847
Less: Stock-based compensation included in the net loss	$0	$26

Net loss — pro forma	$990	$3,220

Basic and diluted earnings per common share — as reported	$0.06	$0.22
Basic and diluted earnings per common share — pro forma	$0.09	$0.30

4. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information and facilitate effective business-to-business processes and information exchange over the Internet. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

	THREE MONTHS ENDED MARCH

	2003	2002

Revenues (1):
United States	$266	$931
Europe	1,638	1,237

	$1,904	$2,168

(1)  Revenues are broken out geographically by the ship-to location of the customer.

	THREE MONTHS ENDED MARCH

	2003	2002

Long Lived Assets
United States	$14	$301
Germany	444	673

	$458	$974

5. RESTRUCTURING COSTS

     During the quarter ended September 30, 2002, the Company approved and implemented a plan to reduce its overall workforce, especially with its United States subsidiary, Poet Software Corporation. As part of the plan, the Company switched from selling directly in USA and Canada to indirect sales channels. The Company also decreased the size of its management team from eight executives on December 31, 2001 to three executives on December 31, 2002. These actions resulted in severance and related costs and facility and equipment costs that totaled $1.8 million for fiscal 2002. The downsizing process has been completed and all payments have been made as of the filing date.

     As part of the restructuring plan, the Company reduced its overall workforce by 43% from 139 employees on June 30, 2002 to 80 employees by December 31, 2002. Severance and related costs associated with these reductions totaled $1.2 million.

     In connection with the downsizing of Poet Software Corporation and reduction in overall workforce, certain facilities leases were terminated and property and equipment sold. Charges relating to lease terminations and property and equipment amounted to $ 676,000.

     At March 31, 2003, we had $442,000 accrued as a current liability on our balance sheet for restructuring charges. The following table sets forth an analysis of the components of the first quarter of 2003 of restructuring charges and the payments made against the accrual through March 31, 2003 (in thousands):

					Estimated Remaining
	Accrual Balance at	Non-cash		Accrual Balance at	Cash Payments at
	December 31, 2002	Charges	Cash Payments	March 31, 2003	March 31, 2003

Severance and related costs	$278	$—	$(117)	$161	$161
Facility and equipment costs	447	—	(166)	281	281

	$725	$—	$(283)	$442	$442

6. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and applies to all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company’s operating results or financial condition.

     SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The adoption of SFAS 142 did not have a material effect on the Company’s operating results or financial condition.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company’s operating results or financial condition.

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

     In November 2002, the EITF reached a consensus on Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the Company. The provisions of EITF Issue No. 00-21 are applicable to agreements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue No. 00-21 on January 1, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s operating results or financial condition.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. We adopted the disclosure requirements of FIN 45 in the fourth quarter of fiscal 2002 . The recognition and measurement provisions are to be applied to guarantees issued or modified after December 31, 2002. We adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material effect on the Company’s operating results or financial condition.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The interim disclosures are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. As allowed by SFAS No. 123, the Company will continue to utilize the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. These entities have been commonly referred to as “special purpose entities”. The underlying principle behind the new Interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. The Interpretation explains how to identify variable interest entities and how an enterprise should assess its interest in an entity to decide whether to consolidate that entity. The Company will apply the provisions of FIN 46 prospectively for all variable interest entities created after January 31, 2003. For variable interest entities created before January 31, 2003, we will be required to consolidate all entities in which we were deemed to be the primary beneficiary beginning in the third quarter of fiscal 2003. We adopted FIN 46 on January 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s operating results or financial condition

PART I: FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion on our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

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

     From commencement of our operations in March 1995 through March 2003, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of March 31, 2003, we had an accumulated deficit of $55 million, and for the quarter ended March 31, 2003, our net loss was $638,000. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability. The Company employed 80 employees as of March 31, 2003 as compared to 139 employees as of March 31, 2002. Of the 80 employees employed as of March 31, 2003, 76 were employed in Europe and 4 in the United States.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE QUARTER ENDED MARCH 31, 2003 TO THE QUARTER ENDED MARCH 31, 2002

     Total revenues decreased 12% from $2.2 million for the quarter ended March 31, 2002 to $1.9 million for the quarter ended March 31, 2003. Product revenues decreased 13% from $1.4 million for the quarter ended March 31, 2002 to $1.2 million for the quarter ended March 31, 2003. The decrease in product revenues was due primarily to the restructuring activities implemented in the second half of 2002 and weak overall economic conditions in the United States and Europe. Consulting and training revenues increased 10% from $328,000 for the quarter ended March 31, 2002 to $360,000 for the quarter ended March 31, 2003. The increase in consulting and training revenues was due primarily to an increase in consulting services performed in relation to our eSupplier Solutions product line in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. Support and maintenance revenues decreased 25% from $430,000 for the quarter ended March 31, 2002 to $321,000 for the quarter ended March 31, 2003. The decrease in support and maintenance revenues was primarily due to the decrease in overall product revenues.

     Cost of product revenues decreased 37% from $92,000 in the quarter ended March 31, 2002 to $58,000 in the quarter ended March 31, 2003. Cost of product revenues includes the cost of licensing third-party software incorporated into our products and the costs of packaging and distributing our products. The decrease was attributable primarily to a decrease in license fees for external software incorporated into our eSupplier Solutions. The gross margin for product increased to 71% in the quarter ended March 31, 2003 from 65% in the quarter ended March 31, 2002 primarily as a result of a) the decrease in support and maintenance cost and b) the decrease in production costs and the related decrease in product sales. Cost of consulting and training revenues decreased 4% from $307,000 in the quarter ended March 31, 2002 to $293,000 in the quarter ended March 31, 2003. This decrease was attributable primarily to the decrease in general expense resulting from our restructuring activities in 2002. The gross margin for consulting and training increased to 19% in the quarter ended march 31, 2003 from 6% in the quarter ended March 31, 2002, primarily as a result of higher utilization of consulting and training personnel and the increase in consulting and training revenues. Cost of support and maintenance revenues decreased 44% from $364,000 in the quarter ended March 31, 2002 to $203,000 in the quarter ended March 31, 2003. The decrease was attributable primarily to the outsourcing of our US support and maintenance of our FastObjects product line to FastObjects, Inc., our exclusive reseller for the USA and Canada, as part of our restructuring activities in 2002. The gross margin for support and maintenance increased to 37% in the quarter ended March 31, 2003 from 15% in the quarter ended March 31, 2002 primarily as a result of the decrease in expenses resulting from the outsourcing to FastObjects, Inc.

     Selling and marketing expenses decreased 52% from $2.3 million in the quarter ended March 31, 2002 to $1.1 million in the quarter ended March 31, 2002. Selling and marketing expenses decreased primarily due to a significant reduction in headcount of our sales and marketing team as part of our restructuring efforts in 2002.

     Research and development expenses decreased 6% from $921,000 in the quarter ended March 31, 2002 to $869,000 in the quarter ended March 31, 2003. This decrease was attributable primarily to the reduction in headcount of our R&D team as part of our restructuring efforts in 2002.

     General and administrative expenses decreased 48% from $665,000 in the quarter ended March 31, 2002 to $349,000 in the quarter ended March 31, 2003. This decrease was attributable primarily to the reduction in headcount of our G&A team as part of our restructuring efforts in 2002.

     Other income, net increased 147% from income of $136,000 in the quarter ended March 31, 2002 to income of $336,000 in the quarter ended March 31, 2003. The increase was attributable primarily to the increase in value of the EURO versus the US-$ partially offset by lower interest income earned on lower cash and equivalents and investment balances in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002, as well as the overall decrease in interest rates on cash and equivalents.

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

     As of March 31, 2003, we had $10.9 million in cash and equivalents and $10.2 million in working capital. As of December 31, 2002, we had $9.1 million in cash and equivalents, $3 million in short term investments, and $11.0 million in working capital. The decrease in working capital was primarily due to operational expenditures and the purchase of a promissory note for $300,000 from FastObjects, Inc., our exclusive reseller for the USA and Canada.

     Net cash used in operating activities was $844,000 for the three months ended March 31, 2003 and $2.4 million for the three months ended March 31, 2002. Net cash used in operating activities for the three months ended March 31, 2003 primarily reflects the net loss and the decrease in liabilities. Net cash used in operating activities for the three months ended March 31, 2002 primarily reflects the net loss and the increase in accounts receivable partially offset by depreciation and amortization.

     Net cash provided from investing activities was $2.6 million for the three months ended March 31, 2003 and net cash used by investing activities was $1.1 million for the three months ended March 31, 2002. Cash from investing activities reflects proceeds from the sale and maturity of short-term and long-term investments, as well as purchases of short-term and long-term investments, purchases of property, furniture and equipment and purchases or the sale of notes receivables in each period. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases. For the three months ended March 31, 2003 net cash provided from investing includes a use of $300,000 in cash for the purchase of a promissory note receivable from FastObjects, Inc. The note bears interest of 5% per annum and is due and payable on the earlier of (i) on

March 6, 2007 (maturity date), (ii) the termination of the reseller agreement with FastObjects, Inc., and (iii) when, upon or after default.

     Net cash provided by financing activities was $13,000 for the three months ended March 31, 2003 and $56,000 for the three months ended March 31, 2002. Our financing activities for the three months periods ended March 31, 2003 and 2002 provided cash primarily through the issuance of common stock and, for the three months ended March 31, 2002 only, used cash primarily to repay debt in the form of loans and capital leases.

     In 1997, our subsidiary Poet Software GmbH entered into a loan agreement with IKB Deutsche Industriebank in the amount of EURO 767,000 ($804,000 based on the U.S. Dollar/EURO exchange rate at December 31, 2002.) The note matured on March 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at December 31, 2001 of EURO 64,000 ($57,000 based on the U.S. Dollar/German Deutsche Mark exchange rate at December 31, 2001) and all related interest was paid in full in February, 2002. The guarantee that we had given to secure this loan was returned to us in March of 2002.

     We expect to incur significant operating expenses, particularly selling and marketing and research and development expenses, for the foreseeable future in order to execute our business plan. We anticipate that such operating expenses will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales and our ability to manage operating expenses. In addition, we may utilize cash resources to fund acquisitions of, or investments in, complementary businesses, technologies or product lines. Although management is of the opinion that our cash resources together with our anticipated cash flows from operations will be sufficient to meet our working capital requirements for at least the next 12 months, changes in customer demand may cause unanticipated fluctuations in our cash resources

CRITICAL ACCOUNTING POLICIES

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

     We have a history of operating losses. These losses generated a sizable net operating loss carry-forward in excess of $28.6 million as of December 31, 2002. Generally accepted accounting principles in the United States of America require that we record a valuation allowance against the deferred tax asset associated with this net operating loss carry-forward if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations, we have a full valuation allowance against this deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and minimum taxes). It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal the relevant current local tax rates rather than the 0% rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the net operating loss carry-forward is utilized.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a)  Within the 90-day period prior to the date of this report, Amkor carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

     (b)  There were no significant changes in our company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

ADDITIONAL INFORMATION ACCORDING TO RULES AND REGULATIONS OF THE PRIME STANDARD

The following is a summary of changes in stockholders’ equity for the three months ended March 31, 2003 (in thousands, except share amounts).

						Accumulated
	Common Stock					Other	Total
			Paid in	Deferred Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 2002	10,893,646	$11	$66,291	$—	$(54,533)	$632	$12,401
Issuance of common stock	27,744	—	13		—	—	13
Amortization deferred Stock Comp	—	—	—	—	—		—
Net loss	—	—	—	—	(638)	—	(638)
Other comprehensive income	—	—	—	—	—	66	66

Balances at March 31, 2003	10,921,390	$11	$66,304	$—	$(55,171)	$698	$11,843

The following is a summary of changes in stockholders’ equity for the three months ended March 31, 2002 (in thousands, except share amounts).

						Accumulated
	Common Stock					Other	Total
			Paid in	Deferred Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Equity

Balances at December 31, 2001	10,876,912	$11	$66,331	$126	$(43,954)	$283	$22,545
Issuance of common stock	—	—	—		—	—	—
Amortization deferred Stock Comp				26			26
Net loss	—	—	—		(2,399)	—	(2,399)
Other comprehensive income	—	—	—		—	(77)	(77)

Balances at March 31, 2002	10,876,912	$11	$66,331	$100	$46,353	$206	$20,095

Ownership of Common Stock and Options By Officers and Directors of Poet Holdings, Inc.

The following table sets forth information with respect to beneficial ownership of the Company’s common stock and options by each officer and director as of March 31, 2003.

		Shares of Stock
	Shares of Common	Options
	Stock Owned at	Outstanding at
Name and Address of Beneficial Owners	March 31, 2003	March 31, 2003

Dr. Herbert May (1)	0	80,000
Dr. Gert Koehler (1)	555,436	85,000
Jochen Witte (2)	405,717	203,500
Robert Helgerth	1,000	300,000
Ludwig Lutter	750	185,500

     (1)  Outside, non-executive directors

     (2)  Includes an option to purchase 3,500 held by Mrs. Witte

At March 31, 2003, shares of stock options outstanding to non-officer employees totaled 575,772 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

          None

     b) Reports on Form 8-K

          None

POET HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2003.

Poet Holdings, Inc.
(Registrant)

By:	/s/ JOCHEN WITTE

Jochen Witte
President,
Chief Executive Officer and Director

By:	/s/ LUDWIG LUTTER

Ludwig Lutter
Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Jochen Witte, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Poet Holdings, Inc. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934 and that information contained in such Report fairly presents in all material respects the financial condition and results of operations of the Company.

/s/ Jochen Witte

President,
Chief Executive Officer and Director

I, Ludwig Lutter, certify, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Poet Holdings, Inc. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934 and that information contained in such Report fairly presents in all material respects the financial condition and results of operations of the Company.

/s/ Ludwig Lutter

Chief Financial Officer

Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002

I, Jochen Witte, certify that:

1.     I have reviewed this report 10-QSB of Poet Holdings, Inc.;

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
May 15, 2003

Certification Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 302 of The Sarbanes-Oxley Act of 2002

I, Ludwig Lutter, certify that:

1.     I have reviewed this report 10-QSB of Poet Holdings, Inc.;

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
May 15, 2003