Form 10QSB
period 2003-06-30
POET HOLDINGS INC
filed 2003-08-14
CIK 1028425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number: 000-28017

POET HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3221778 (I.R.S. Employer Identification No.)

1065 E. Hillsdale Blvd., Suite 205
Foster City, CALIFORNIA 94404

(Address of principal executive offices)

(650) 212-3100
(Issuer’s telephone number)

     The number of shares outstanding of the Registrant’s Common Stock on June 30, 2003 was 10,924,606 shares.

     Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☐

POET HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-QSB

Note Regarding Forward Looking Statements

     In addition to historical information, this Form 10-QSB contains forward-looking statements that relate to future even or future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “intends”, “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Poet Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

	June 30, 2003	December 31,
	(Unaudited)	2002

Assets
Current assets:
Cash and equivalents	$9,462	$9,055
Short term investments	—	2,981
Accounts receivable (net of allowances of $166 and $227 in 2003 and 2002)	1,950	1,532
Inventories and other current assets	190	269

Total current assets	11,602	13,837
Property, furniture and equipment, net	429	541
Other assets	934	834

Total assets	$12,965	$15,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$239	$513
Accrued liabilities	982	1,154
Restructuring accruals	—	725
Deferred revenue	420	419

Total current liabilities	1,641	2,811

Long Term Obligations	51	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized Shares outstanding: 2003 - 10,924,606 - 2002 - 10,893,646	11	11
Additional paid in capital	66,306	66,291
Deferred stock compensation	—	—
Accumulated deficit	(55,812)	(54,533)
Accumulated other comprehensive income	768	632

Total stockholders’ equity	11,273	12,401

Total liabilities and stockholders’ equity	$12,965	$15,212

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Product	$874	$1,219	$2,097	$2,629
Consulting and training	455	265	815	593
Support and maintenance	340	477	661	907

Total revenues	1,669	1,961	3,573	4,129

Costs and operating expenses:
Cost of product	101	148	159	240
Cost of consulting and training	306	372	600	679
Cost of support and maintenance	205	386	407	750
Selling and marketing	1,031	2,161	2,136	4,463
Research and development	889	1,121	1,758	2,042
General and administrative	355	713	704	1,378
Amortization of deferred stock compensation (*)	—	26	—	52

Total costs and operating expenses	2,887	4,927	5,764	9,604

Operating loss	(1,218)	(2,966)	(2,191)	(5,475)

Other income (expense):
Interest expense	(1)	—	(2)	(1)
Interest income and other, net	588	164	924	301

Total other income (expense), net	587	164	922	300

Loss before income taxes	(631)	(2,802)	(1,269)	(5,175)
Income tax expense	(11)	(19)	(11)	(45)

Net loss	$(642)	$(2,821)	$(1,280)	$(5,220)

Other comprehensive income	72	249	138	172

Comprehensive loss	$(570)	$(2,572)	$(1,142)	$(5,048)

Basic and diluted net loss per share	$(0.06)	$(0.26)	$(0.12)	$(0.48)

Shares used in computing basic and diluted net loss per share	10,922	10,881	10,919	10,879

(*) Amortization of deferred stock compensation Cost of consulting and training	$—	$3	$—	$6
Cost of support and maintenance	—	1	—	2
Selling and marketing	—	12	—	23
Research and development	—	7	—	15
General and administrative	—	3	—	6

	$—	$26	$—	$52

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,280)	$(5,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	399
Amortization of deferred stock compensation	—	52
Amortization of investment discounts	—	(178)
Changes in operating assets and liabilities:
Accounts receivable	(314)	370
Inventories and other current assets	(1)	126
Other assets	344	(35)
Accounts payable and accrued liabilities	(1,286)	221
Deferred revenue	(23)	(55)

Net cash used in operating activities	(2,299)	(4,320)
Cash flows from investing activities:
Purchases of property, furniture and equipment	(97)	(336)
Proceeds from sales and maturities of investments	2,981	10,000
Investment in unconsolidated company	—	(169)
Purchase promissory note	(300)	—
Purchases of investments	—	(8,167)

Net cash provided by investing activities	2,584	1,328
Cash flows from financing activities:
Repayments of debt	—	(63)
Borrowings	51	—
Common stock issued, net of issuance costs	15	10

Net cash provided from financing activities	66	(53)
Effect of exchange rate changes on cash and equivalents	56	(7)

Increase (decrease) in cash and equivalents	407	(3,052)
Cash and equivalents — beginning of period	9,055	10,905

Cash and equivalents — end of period	$9,462	$7,853

Supplemental disclosure of cash flow information:
Interest paid	$1	$—

Taxes paid	$11	$36

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(UNAUDITED)

1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Poet Holdings, Inc.’s (“Poet’s” or the “Company”) financial position as of June 30, 2003, the results of operations and comprehensive loss for the three and six months periods ended June 30, 2003 and 2002 and cash flows for the six months periods ended June 30, 2003 and 2002.

     The results of operations for the three and six months period ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC.

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

     As of June 30, 2003, the Company no longer holds short-term investments. The company has transferred the majority of its funds into EURO. At June 30, 2003 the Cash and Equivalents included $872,000 and the equivalent of $8.6 million in EURO based on an exchange rate of EURO 0.8694 per US-$.

     On March 7, 2003 the Company purchased a promissory note from FastObjects, Inc., our exclusive reseller for the U.S. and Canada for our database product line, “FastObjects by Poet” for $300,000. The note bears interest of 5% per annum and is due and payable on the earlier of (i) March 6, 2007 (maturity date), (ii) the termination of the reseller agreement with FastObjects, Inc., or (iii) upon default. The promissory note is included under “Other Assets”.

3. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Net loss (numerator), basic and diluted	$(642)	$(2,821)	$(1,280)	$(5,220)
Shares (denominator):
Weighted average common shares outstanding	10,922	10,881	10,919	10,879
Shares used in computing basic and diluted net loss per share	10,922	10,881	10,919	10,879

Net loss per share basic and diluted	$(0.06)	$(0.26)	$(0.12)	$(0.48)

     For the aforementioned periods, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

	THREE MONTHS ENDED JUNE 30,

	2003	2002

Shares of common stock subject to repurchase	—	—
Outstanding options	1,425,086	1,660,572
Warrants	55,739	55,739

Total	1,480,825	1,716,311

Weighted average exercise price of options	$4.73	$8.69

Weighted average exercise price of warrants	$6.88	$6.88

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

     Our calculations were made using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

	Stock Option Plans		Employee Stock Purchase Plan
	June 30,		June 30,

	2003	2002	2003	2002

Risk-free interest rate	1.2	2.5	1.2	2.5
Volatility	92%	89%	92%	89%
Dividend yield	0.0%	0.0%	0.0%	0.0%

     The expected life of options under the Company’s Stock Option Plans and the Company’s ESPP plan were estimated at 12 months following vesting and at 6 months following vesting, respectively. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur (in thousands, except per share data):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Net loss — as reported	$642	$2,821	$1,280	$5,220
Add: Stock-based compensation expense determined using fair value method, net of tax	355	781	707	1,575
Less : Stock-based compensation included in the net loss	0	-26	0	-52
Net loss -pro forma	$997	$3,576	$1,987	$6,743
Basic and diluted earnings per common share-as reported	$0.06	$0.26	$0.12	$0.48
Basic and diluted earnings per common share-pro forma	$0.09	$0.33	$0.18	$0.62

4. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information and facilitate effective business-to-business processes and information exchange over the Internet. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 31,

	2003	2002	2003	2002

Revenues (1):
United States	$427	$1,894	$163	$963
Europe	3,146	2,235	1,506	998

	$3,573	$4,129	$1,669	$1,961

(1)	Revenues are broken out geographically by the ship-to location of the customer.

	JUNE 30,	DECEMBER 31,
	2003	2002

Long Lived Assets
United States	$9	$6
Germany	420	535

	$429	$541

5. RESTRUCTURING COSTS

     During the quarter ended September 30, 2002, the Company approved and implemented a plan to reduce its overall workforce, especially with its United States subsidiary, Poet Software Corporation. As part of the plan, the Company switched from selling directly in the USA and in Canada to indirect sales channels. The Company also decreased the size of its management team from eight executives on December 31, 2001 to three executives on December 31, 2002. These actions resulted in severance and related costs and facility and equipment costs that totaled $1.8 million for fiscal 2002. The downsizing process has been completed and all payments have been made as of June 30, 2003.

     As part of the restructuring plan, the Company reduced its overall workforce by 43% from 139 employees on June 30, 2002 to 80 employees by December 31, 2002. Severance and related costs associated with these reductions totaled $1.2 million all recorded during the year ended December 31, 2002.

     In connection with the downsizing of Poet Software Corporation and reduction in overall workforce, certain facilities leases were terminated and property and equipment sold. Charges relating to lease terminations and property and equipment amounted to $676,000 all recorded during the year ended December 31, 2002.

     At March 31, 2003, we had $442,000 accrued as a current liability on our balance sheet for restructuring charges. The following table sets forth an analysis of the components of the first six months of 2003 of restructuring charges and the payments made against the accrual through December 31, 2002 (in thousands):

	Accrual Balance at	Non-cash	Cash	Accrual Balance
	December 31, 2002	Charges	Payments	at June 30, 2003

Severance and related costs	$278	$—	$(278)	$—
Facility and equipment costs	447	—	(447)	—

	$725	$—	$(725)	$—

     The following table sets forth an analysis of the components of the three months ended June 30, 2003 of restructuring charges and the payments made against the accrual through March 31, 2003 (in thousands):

	Accrual Balance at	Non-cash	Cash	Accrual Balance at
	March 31, 2003	Charges	Payments	June 30, 2003

Severance and related costs	$161	$—	$(161)	$—
Facility and equipment costs	281	—	(281)	—

	$442	$—	$(442)	$—

6. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

PART I: FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

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

     From commencement of our operations in June 1995 through June 2003, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of June 30, 2003, we had an accumulated deficit of $55 million, and for the quarter ended June 30, 2003, our net loss was $642,000. We have not achieved profitability on a quarterly or annual basis and anticipate that we will incur net losses for the foreseeable future. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability. The Company employed 80 employees as of June 30, 2003 as compared to 139 employees as of June 30, 2002. Of the 80 employees employed as of June 30, 2003, 76 were employed in Europe and 4 were employed in the United States.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE QUARTER ENDED JUNE 30, 2003 TO THE QUARTER ENDED JUNE 30, 2002

     Total revenues decreased 15% from $2.0 million for the quarter ended June 30, 2002 to $1.7 million for the quarter ended June 30, 2003. Product revenues decreased 28% from $1.2 million for the quarter ended June 30, 2002 to $874,000 for the quarter ended June 30, 2003. The decrease in product revenues was due primarily to the restructuring activities implemented in the second half of 2002 and weak overall economic conditions in the United States and Europe. Consulting and training revenues increased 72% from $265,000 for the quarter ended June 30, 2002 to $455,000 for the quarter ended June 30, 2003. The increase in consulting and training revenues was due primarily to an increase in consulting services performed in relation to our eSupplier Solutions product line in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002. Support and maintenance revenues decreased 29% from $477,000 for the quarter ended June 30, 2002 to $340,000 for the quarter ended June 30, 2003. The decrease in support and maintenance revenues was primarily due to the decrease in overall product revenues.

     Cost of product revenues decreased 32% from $148,000 in the quarter ended June 30, 2002 to $101,000 in the quarter ended June 30, 2003. Cost of product revenues includes the cost of licensing third-party software incorporated into our products and the costs of packaging and distributing our products. The decrease was attributable primarily to a decrease in license fees for external software incorporated into our eSupplier Solutions. The gross margin for product remained approximately unchanged at 89% in the quarter ended June 30, 2003 compared with the quarter ended June 30, 2002. Cost of consulting and training revenues decreased 18% from $372,000 in the quarter ended June 30, 2002 to $306,000 in the quarter ended June 30, 2003. This decrease was attributable primarily to the decrease in personnel and related expenses resulting from our restructuring activities in 2002. The gross margin for consulting and training increased to 33% in the quarter ended June 30, 2003 from -40% in the quarter ended June 30, 2002, primarily as a result of higher utilization of consulting and training personnel and the increase in consulting and training revenues. Cost of support and maintenance revenues decreased 47% from $386,000 in the quarter ended June 30, 2002 to $205,000 in the quarter ended June 30, 2003. The decrease was attributable primarily to the outsourcing of our US support and maintenance of our FastObjects product line to FastObjects, Inc., our exclusive reseller for the USA and Canada, as part of our restructuring activities in 2002. The gross margin for support and maintenance increased to 40% in the quarter ended June 30, 2003 from 19% in the quarter ended June 30, 2002 primarily as a result of the decrease in expenses resulting from the outsourcing to FastObjects, Inc. and higher support and maintenance revenues from our eSupplier Solutions product line.

     Selling and marketing expenses decreased 52% from $2.2 million in the quarter ended June 30, 2002 to $1.0 million in the quarter ended June 30, 2002. Selling and marketing expenses decreased primarily due to a significant reduction in headcount of our sales and marketing team as part of our restructuring efforts in 2002.

     Research and development expenses decreased 22% from $1.1 million in the quarter ended June 30, 2002 to $889,000 in the quarter ended June 30, 2003. This decrease was attributable primarily to the reduction in headcount of our R&D team as part of our restructuring efforts in 2002.

     General and administrative expenses decreased 50% from $713,000 in the quarter ended June 30, 2002 to $355,000 in the quarter ended June 30, 2003. This decrease was attributable primarily to the reduction in headcount of our G&A team as part of our restructuring efforts in 2002.

     Other income, net increased 258% from $164,000 in the quarter ended June 30, 2002 to $587,000 in the quarter ended June 30, 2003. The increase was attributable primarily to the increase in value of the EURO versus the US-$ partially offset by lower interest income earned on lower cash and equivalents and investment balances in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, as well as the overall decrease in interest rates on cash and equivalents.

COMPARISON OF RESULTS FOR SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002

     Total revenues decreased 13% from $4.1 million for the six months ended June 30, 2002 to $3.6 million for the six months ended June 30, 2003. Product revenues decreased 20% from $2.6 million for the six months ended June 30, 2002 to $2.1 million for the six months ended June 30, 2003. The decrease in product revenues was due primarily to the restructuring activities implemented in the second half of 2002 and weak overall economic conditions in the United States and Europe. Consulting and training revenues increased 37% from $593,000 for the six months ended June 30, 2002 to $815,000 for the six months ended June 30, 2003. The increase in consulting and training revenues was due primarily to an increase in consulting services performed in relation to our eSupplier Solutions product line in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Support and maintenance revenues decreased 27% from $907,000 for the six months ended June 30, 2002 to $661,000 for the six months ended June 30, 2003. The decrease in support and maintenance revenues was primarily due to the decrease in overall product revenues.

     Cost of product revenues decreased 34% from $240,000 in the six months ended June 30, 2002 to $159,000 in the six months ended June 30, 2003. Cost of product revenues includes the cost of licensing third-party software incorporated into our products and the costs of packaging and distributing our products. The decrease was attributable primarily to a decrease in license fees for external software incorporated into our eSupplier Solutions. The gross margin for product remained approximately unchanged at 92% in the six months ended June 30, 2003 compared with the six months ended June 30, 2002. Cost of consulting and training revenues decreased 12% from $679,000 in the six months ended June 30, 2002 to $600,000 in the six months ended June 30, 2003. This decrease was attributable primarily to the decrease in personnel and related expenses resulting from our restructuring activities in 2002. The gross margin for consulting and training increased to 26% in the six months ended June 30, 2003 from -26% in the six months ended June 30, 2002, primarily as a result of higher utilization of consulting and training personnel and the increase in consulting and training revenues. Cost of support and maintenance revenues decreased 46% from $750,000 in the six months ended June 30, 2002 to $407,000 in the six months ended June 30, 2003. The decrease was attributable primarily to the outsourcing of our US support and maintenance of our FastObjects product line to FastObjects, Inc., our exclusive reseller for the USA and Canada, as part of our restructuring activities in 2002. The gross margin for support and maintenance increased to 38% in the six months ended

June 30, 2003 from 17% in the six months ended June 30, 2002 primarily as a result of the decrease in expenses resulting from the outsourcing to FastObjects, Inc.

     Selling and marketing expenses decreased 52% from $4.5 million in the six months ended June 30, 2002 to $2.1 million in the six months ended June 30, 2003. Selling and marketing expenses decreased primarily due to a significant reduction in headcount of our sales and marketing team as part of our restructuring efforts in 2002.

     Research and development expenses decreased 14% from $2.0 million in the six months ended June 30, 2002 to $1.8 million in the six months ended June 30, 2003. This decrease was attributable primarily to the reduction in headcount of our R&D team as part of our restructuring efforts in 2002.

     General and administrative expenses decreased 49% from $1.4 million in the six months ended June 30, 2002 to $704,000 in the six months ended June 30, 2003. This decrease was attributable primarily to the reduction in headcount of our G&A team as part of our restructuring efforts in 2002.

     Other income, net increased 207% from $300,000 in the six months ended June 30, 2002 to $922,000 in the six months ended June 30, 2003. The increase was attributable primarily to the increase in value of the EURO versus the US-$ partially offset by lower interest income earned on lower cash and equivalents and investment balances in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, as well as the overall decrease in interest rates on cash and equivalents.

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

     As of June 30, 2003, we had $9.5 million in cash and equivalents and $10.0 million in working capital. As of December 31, 2002, we had $9.1 million in cash and equivalents, $3 million in short term investments, and $11.0 million in working capital. The decrease in working capital was primarily due to operational expenditures and the purchase of a promissory note for $300,000 from FastObjects, Inc., our exclusive reseller for the USA and Canada.

     Net cash used in operating activities was $2.3 million for the six months ended June 30, 2003 and $4.3 million for the six months ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2003 primarily reflects the net loss and the decrease in liabilities, increase in accounts receivable, partially set off by a decrease in other assets. Net cash used in operating activities for the six months ended June 30, 2002 primarily reflects the net loss partially offset by depreciation and amortization and the decrease in accounts receivable.

     Net cash provided from investing activities was $2.6 million for the six months ended June 30, 2003 and $1.3 million for the six months ended June 30, 2002. Cash from investing activities reflects proceeds from the sale and maturity of short-term and long-term investments, as well as purchases of short-term and long-term investments, purchases of property, furniture and equipment and purchases or the sale of notes receivables in each period. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases. For the six months ended June 30, 2003 net cash provided from investing includes a use of $300,000 in cash for the purchase of a promissory note receivable from FastObjects, Inc. The note bears interest of 5% per annum and is due and payable on the earlier of (i) on June 6, 2007 (maturity date), (ii) the termination of the reseller agreement with FastObjects, Inc., and (iii) upon default.

     Net cash provided by financing activities was $66,000 for the six months ended June 30, 2003 and net cash used by financing activities was $53,000 for the six months ended June 30, 2002. Our financing activities for the six months periods ended June 30, 2003 and 2002 provided cash primarily through the issuance of common stock and the financing of capitalized leases and, for the six months ended June 30, 2002 only, used cash primarily to repay debt in the form of loans and capital leases.

     In 1997, our subsidiary Poet Software GmbH entered into a loan agreement with IKB Deutsche Industriebank in the amount of EURO 767,000 ($804,000 based on the U.S. Dollar/EURO exchange rate at December 31, 2002.) The note matured on June 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at December 31, 2001 of EURO 64,000 ($57,000 based on the U.S. Dollar/German Deutsche Mark exchange rate at December 31, 2001) and all related interest was paid in full in February, 2002. The guarantee that we had given to secure this loan was returned to us in June of 2002.

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

Restructuring Activities

     Beginning in the third quarter of 2002, we have undertaken significant restructuring initiatives that have required us to develop formalized plans for downscaling our North American operations. These plans require us to utilize significant estimates related to expenses for severance and outplacement costs, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time of the original plans. The accounting for restructuring costs and asset impairments requires us to record provisions and charges when we have a formal and committed plan. Our policies require us to continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. As the Company continues to evaluate the business, there may be additional charges for new restructuring activities.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a)  Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

ADDITIONAL INFORMATION REQUIRED ACCORDING TO THE RULES AND REGULATIONS OF THE PRIME STANDARD OF THE FRANKFURT STOCK EXCHANGE

The following is a summary of changes in stockholders’ equity for the six months ended June 30, 2003 (in thousands, except share amounts).

				Deferred		Accumulated
	Common Stock			Stock		Other	Total
			Paid in	Compen-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	sation	Deficit	Income (Loss)	Equity

Balances at December 31, 2002	10,893,646	$11	$66,291	$—	$(54,533)	$632	$12,401
Issuance of common stock	30,960	—	15		—	—	15
Amortization deferred Stock Comp	—	—	—	—	—	—
Net loss	—	—	—	—	(1,279)	139	(1,140)
Other comprehensive income	—	—	—	—	—	(3)	(3)

Balances at June 30, 2003	10,924,606	$11	$66,306	$—	$(55,812)	$768	$11,273

The following is a summary of changes in stockholders’ equity for the six months ended June 30, 2002 (in thousands, except share amounts).

				Deferred		Accumulated
	Common Stock			Stock		Other	Total
			Paid in	Compen-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	sation	Deficit	Income (Loss)	Equity

Balances at December 31, 2001	10,876,912	$11	$66,331	$(126)	$(43,954)	$283	$22,545
Issuance of common stock	11,734	—	10	—	—	—	10
Amortization deferred Stock Comp				51			51
Net loss	—	—	—		(5,220)	—	(5,220)
Other comprehensive income	—	—	—		—	172	172

Balances at June 30, 2002	10,888,646	$11	$66,341	$(75)	$(49,174)	$455	$17,558

Ownership of Common Stock and Options By Officers and Directors of Poet Holdings, Inc.

The following table sets forth information with respect to beneficial ownership of the Company’s common stock and options by each officer and director as of June 30, 2003.

		Shares of Stock
	Shares of Common	Options
	Stock Owned at	Outstanding at
Name and Address of Beneficial Owners	June 30, 2003	June 30, 2003

Dr. Herbert May (1)	0	80,000
Dr. Gert Koehler (1)	555,436	85,000
Jochen Witte (2)	405,717	203,500
Robert Helgerth	1,000	300,000
Ludwig Lutter	750	185,500

(1) Outside, non-executive directors (2) Includes an option to purchase 3,500 held by Mrs. Witte

At June 30, 2003, shares of stock options outstanding to non-officer employees totaled 571,086 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

(1)	Current report on Form 8-K filed on April 22, 2003 with respect to the announcement of the financial results for the quarter ended March 31, 2003.

(2)	Current report on Form 8-K filed on June 24, 2003 with respect to the announcement of the Company’s 2003 Annual Meeting of Stockholders to be held November 18, 2003.

POET HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2003.

Poet Holdings, Inc. (Registrant)

By:	/s/ Jochen Witte Jochen Witte President, Chief Executive Officer and Director

By:	/s/ Ludwig Lutter Ludwig Lutter Chief Financial Officer