Form 10-Q
period 2003-09-30
POET HOLDINGS INC
filed 2003-11-12
CIK 1028425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

(650) 212-3100

(Issuer’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     The number of shares outstanding of the Registrant’s Common Stock on September 30, 2003 was 10,924,606 shares.

POET HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-QSB

Note Regarding Forward Looking Statements

     In addition to historical information, this Form 10-QSB contains forward-looking statements that relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Poet Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

Assets

	September 30,	December 31,
	2003	2002

Current assets:
Cash and equivalents	$9,183	$9,055
Short term investments	—	2,981
Accounts receivable (net of allowances of $167 and $227 in 2003 and 2002)	1,802	1,532
Inventories and other current assets	209	269

Total current assets	11,194	13,837
Property, furniture and equipment, net	401	541
Other assets	939	834

Total assets	$12,534	$15,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$603	$513
Accrued liabilities	1,064	1,154
Restructuring accruals	—	725
Deferred revenue	547	419

Total current liabilities	2,214	2,811

Long Term Obligations	39	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized
Shares outstanding: 2003 - 10,924,606 - 2002 - 10,893,646	11	11
Additional paid in capital	66,306	66,291
Deferred stock compensation	—	—
Accumulated deficit	(56,859)	(54,533)
Accumulated other comprehensive income	823	632

Total stockholders’ equity	10,281	12,401

Total liabilities and stockholders’ equity	$12,534	$15,212

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Product	$1,127	$830	$3,224	$3,459
Consulting and training	386	392	1,201	985
Support and maintenance	440	483	1,102	1,390

Total revenues	1,953	1,705	5,527	5,834

Costs and operating expenses:
Cost of product	55	143	214	383
Cost of consulting and training	279	288	879	967
Cost of support and maintenance	205	343	613	1,093
Selling and marketing	1,075	1,748	3,210	6,211
Research and development	801	1,067	2,559	3,109
General and administrative	695	586	1,400	1,964
Restructuring costs	—	1,773	—	1,773
Amortization of deferred stock compensation (*)	—	13	—	65

Total costs and operating expenses	3,110	5,961	8,875	15,565

Operating loss	(1,157)	(4,256)	(3,348)	(9,731)

Other income (expense):
Interest expense	(1)	(1)	(3)	(2)
Interest income and other, net	111	31	1,035	332

Total other income (expense), net	110	30	1,032	330

Loss before income taxes	(1,047)	(4,226)	(2,316)	(9,401)
Income tax expense	—	(13)	(11)	(58)

Net loss	$(1,047)	$(4,239)	$(2,327)	$(9,459)

Other comprehensive income (loss)	54	(22)	192	150

Comprehensive loss	$(993)	$(4,261)	$(2,135)	$(9,309)

Basic and diluted net loss per share	$(0.10)	$(0.39)	$(0.21)	$(0.87)

Shares used in computing basic and diluted net loss per share	10,925	10,893	10,921	10,884

(*) Amortization of deferred stock compensation
Cost of consulting and training	$—	$2	$—	$8
Cost of support and maintenance	—	—	—	2
Selling and marketing	—	6	—	29
Research and development	—	3	—	18
General and administrative	—	2	—	8

	$—	$13	$—	$65

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,327)	$(9,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	350	535
Amortization of deferred stock compensation	—	65
Write-off of fixed assets	—	25
Restructuring charges	—	141
Amortization of investment discounts	—	(205)
Changes in operating assets and liabilities:
Accounts receivable	(151)	282
Inventories and other current assets	(2)	87
Other assets	331	74
Accounts payable and accrued liabilities	(856)	409
Deferred revenue	100	(179)

Net cash used in operating activities	(2,555)	(8,225)
Cash flows from investing activities:
Purchases of property, furniture and equipment	(150)	(202)
Proceeds from sales and maturities of investments	2,981	18,426
Investment in unconsolidated company	—	(168)
Purchase promissory note	(300)	—
Purchases of investments	—	(13,610)

Net cash provided by investing activities	2,531	4,446
Cash flows from financing activities:
Repayments of debt	(12)	(63)
Borrowings	51	13
Common stock issued, net of issuance costs	15	—

Net cash provided by financing activities	54	(50)
Effect of exchange rate changes on cash and equivalents	98	(17)

Increase (decrease) in cash and equivalents	128	(3,846)
Cash and equivalents — beginning of period	9,055	10,905

Cash and equivalents — end of period	$9,183	$7,059

Supplemental disclosure of cash flow information:
Interest paid	$3	$—

Taxes paid	$11	$37

See Notes to Unaudited Condensed Consolidated Financial Statements

POET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

1. UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments necessary (consisting of normal, recurring adjustments) for a fair presentation of Poet Holdings, Inc.’s (“Poet’s” or the “Company”) financial position as of September 30, 2003, the results of operations and comprehensive loss for the three and nine months periods ended September 30, 2003 and 2002 and cash flows for the nine months periods ended September 30, 2003 and 2002.

     The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC.

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

     As of September 30, 2003, the Company no longer holds short-term investments. The Company has transferred the majority of its funds into EURO. At September 30, 2003 the Cash and Equivalents included $816,000 and the equivalent of $8.4 million in EURO based on an exchange rate of EURO 0.8584 per US-$. On October 2, 2003 the Company has transferred the equivalent of $4.8 million based on an exchange rate of EURO 0.8584 per US-$ back from EURO into US-$.

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

3. NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Net loss (numerator), basic and diluted	$(1,047)	$(4,226)	$(2,316)	$(9,401)
Shares (denominatior) used in computing basic and diluted net loss per share weighted average common shares outstanding	10,925	10,893	10,921	10,884

Net loss per share basic and diluted	$(0.10)	$(0.39)	$(0.21)	$(0.86)

     For the three and nine months ended September 30, 2003 the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

	SEPTEMBER 30,

	2003	2002

Outstanding options	1,422,103	1,355,260
Warrants	—	55,739

Total	1,422,103	1,410,999

Weighted average exercise price of options	$4.72	$9.09

Weighted average exercise price of warrants	$—	$6.88

4. STOCK BASED COMPENSATION

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

     Our calculations were made using the Black-Scholes Option Pricing Model with the following weighted average assumptions:

			Employee Stock				Employee Stock
	Stock Option Plans		Purchase Plan		Stock Option Plans		Purchase Plan
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Risk-free interest rate	1.2	1.8	1.2	1.8	1.2	2.8	1.4	2.9
Volatility	101%	92%	101%	92%	95%	91%	95%	91%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

     The expected life of options under the Company’s Stock Option Plans and the Company’s ESPP plan were estimated at 12 months following the vesting and at 6 months, respectively. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur (in thousands, except per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002	2003	2002

Net loss — as reported	$1,047	$4,239	$2,327	$9,459
Add: Stock-based compensation expense determined using fair value method, net of tax	352	745	1,059	2,320
Less : Stock-based compensation included in the net loss	0	-13	0	-65
Net loss — pro forma	$1,399	$4,971	$3,386	$11,714

Basic and diluted loss per common share— as reported	$0.10	$0.39	$0.21	$0.87
Basic and diluted loss per common share— pro forma	$0.13	$0.46	$0.31	$1.08

5. SEGMENT INFORMATION, OPERATIONS BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMERS

     The Company operates in one reportable segment, the development and marketing of software products that allow businesses to share and manage complex information and facilitate effective business-to-business processes and information exchange over the Internet. The Company principally operates in the U.S. and Germany. The following is a summary of operations within geographic areas (in thousands):

	THREE MONTHS ENDED SEPT. 30,		NINE MONTHS ENDED SEPT. 30,

	2003	2002	2003	2002

Revenues (1):
United States	$109	$312	$536	$2,206
Europe	1,844	1,393	4,991	3,628

	$1,953	$1,705	$5,527	$5,834

(1)  Revenues are broken out geographically by the ship-to location of the customer.

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Long Lived Assets
United States	$10	$6
Germany	391	535

	$401	$541

6. RESTRUCTURING COSTS

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

     At September 30, 2003 the Company had no more accruals on its balance sheet for restructuring charges. The following table sets forth an analysis of the components of the first nine months of 2003 of restructuring charges and the payments made against the accrual through December 31, 2002 (in thousands). There were also no restructuring charges or payments made against the accrual as of December 31, 2002 in the quarter ended September 30, 2003.

	Accrual Balance	Non-cash	Cash	Accrual Balance at
	at December 31, 2002	Charges	Payments	September 30, 2003
Severance and related costs	$278	$—	$(278)	$—
Facility and equipment costs	447	—	(447)	—

	$725	$—	$(725)	$—

7. PROPOSED MERGER WITH VERSANT

     On September 27, 2003, the Company, Versant Corporation, a California corporation (“Versant”) and Puma Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Versant (“Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving the merger and becoming a wholly owned subsidiary of Versant (the “Merger”). Upon consummation of the Merger, each outstanding share of the Company’s common stock will be exchanged for 1.4 shares of Versant common stock, and options and warrants to purchase the Company’s common stock will be exchanged for options to purchase shares of Versant common stock according to the same exchange ratio. The proposed Merger is intended to qualify as a tax-free reorganization for the Company and Versant. The Merger Agreement calls for Versant to reduce the size of its Board of Directors to five directors upon effectiveness of the Merger, with the board of directors immediately after consummation of the Merger to be composed of two directors from the Company and three directors (including Versant’s CEO, Nick Ordon) from Versant. The transaction is expected to be completed in the first calendar quarter of 2004. If the Merger Agreement is terminated without consummation of the Merger in certain circumstances, a party to the Merger would become obligated to pay the other party certain termination fees as described in the Merger Agreement ranging from $500,000 to $1,000,000.

8. PRODUCT WARRANTEES AND OTHER GUARANTEES

     The Company provides indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products. The Company evaluates estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45. The Company considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the

Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in our financial statements.

     Further the Company generally warrants for a period of 12 months that its software products will perform substantially in accordance with its published specifications. In the event of any non-conformance, the Company agrees to repair, replace or in certain cases accept return of the non-conforming product and refund fees paid by the customer for said non-conforming product. The Company has never incurred significant expense under its product warranties. The Company believes the estimated fair value of these indemnification agreements is minimal.

9. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

     In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

PART I: FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Note Regarding Forward-Looking Statements

     This discussion contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans, ,“anticipates”, “believes”, “estimates”, “predicts”, “intends”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those listed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in Poet Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the SEC. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements.

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

     From commencement of our operations in June 1995 through September 2003, our operating activities related primarily to increasing our research and development capabilities, designing and developing the software products which we are currently selling and staffing our administrative, sales and marketing organizations. Since our inception, we have incurred significant losses, and as of September 30, 2003, we had an accumulated deficit of $57 million, and for the quarter ended September 30, 2003, our net loss was $1.0 million. We have not achieved profitability on a quarterly or annual basis. We expect to continue to incur significant selling and marketing, product development, professional services and administrative expenses, and as a result, we will need to generate significantly higher revenues to achieve and maintain profitability. The Company employed 80 employees as of September 30, 2003 as compared to 106 employees as of September 30, 2002. Of the 80 employees employed as of September 30, 2003, 75 were employed in Europe and 5 in the United States.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 TO THE QUARTER ENDED SEPTEMBER 30, 2002

     Total revenues increased 15% from $1.7 million for the quarter ended September 30, 2002 to $2.0 million for the quarter ended September 30, 2003. Product revenues increased 36% from $830,000 for the quarter ended September 30, 2002 to $1.1 million for the quarter ended September 30, 2003. The increase in product revenues was due primarily to low product revenues in the quarter ended September 30, 2002, in which most of our restructuring activities including the outsourcing of our database business to FastObjects, Inc. were implemented. Consulting and training revenues decreased 2% from $392,000 for the quarter ended September 30, 2002 to $386,000 for the quarter ended September 30, 2003. Support and maintenance revenues decreased 9% from $483,000 for the quarter ended September 30, 2002 to $440,000 for the quarter ended September 30, 2003. The decrease in support and maintenance revenues was primarily due to downsizing of our US operations and outsourcing of our FastObjects activities to FastObjects, Inc. as part of our restructuring efforts in the third quarter of 2002.

     Cost of product revenues decreased 62% from $143,000 in the quarter ended September 30, 2002 to $55,000 in the quarter ended September 30, 2003. Cost of product revenues includes the cost of licensing third-party software incorporated into our products and the costs of packaging and distributing our products. The decrease was attributable primarily to a decrease in amortization expenses for software purchased and incorporated into our catalog solutions product line. As a result of the higher product revenues and the lower product expenses, the gross margin for product increased to 95% in the quarter ended September 30, 2003 as compared with 83% in the quarter ended September 30, 2002. Cost of consulting and training revenues decreased 3% from $288,000 in the quarter ended September 30, 2002 to $279,000 in the quarter ended September 30, 2003. This decrease was attributable primarily to the decrease in personnel and related expenses resulting from our restructuring activities in 2002. The gross margin for consulting and training increased to 28% in the quarter ended September 30, 2003 from 27% in the quarter ended September 30, 2002. Cost of support and maintenance revenues decreased 40% from $343,000 in the quarter ended September 30, 2002 to $205,000 in the quarter ended September 30, 2003. The decrease was attributable primarily to the outsourcing of our US support and maintenance of our FastObjects product line to FastObjects, Inc., our exclusive reseller for the USA and Canada, as part of our restructuring activities in 2002. The gross margin for support and maintenance increased to 53% in the quarter ended September 30, 2003 from 29% in the quarter ended September 30, 2002 primarily as a result of the decrease in expenses resulting from the outsourcing to FastObjects, Inc. and higher support and maintenance revenues from our catalog solutions product line.

     Selling and marketing expenses decreased 39% from $1.7 million in the quarter ended September 30, 2002 to $1.1 million in the quarter ended September 30, 2002. Selling and marketing expenses decreased primarily due to a significant reduction in headcount of our sales and marketing team as part of our restructuring efforts in 2002.

     Research and development expenses decreased 25% from $1.1million in the quarter ended September 30, 2002 to $801,000 in the quarter ended September 30, 2003. This decrease was attributable primarily to the reduction in headcount of our R&D team as part of our restructuring efforts in 2002.

     General and administrative expenses increased 19% from $586,000 in the quarter ended September 30, 2002 to $695,000 in the quarter ended September 30, 2003. This increase was attributable primarily to the expenses related to the proposed merger with Versant Corporation totaling $317,000 in the quarter ended September 30, 2003.

     Other income, net increased 275% from $30,000 in the quarter ended September 30, 2002 to $110,000 in the quarter ended September 30, 2003. The increase was attributable primarily to unrealized gains from investments denominated in EURO resulting from the increase in value of the EURO versus the US-$ partially offset by lower interest income earned on lower cash and equivalents and investment balances in the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, as well as the overall decrease in interest rates on cash and equivalents.

COMPARISON OF RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     Total revenues decreased 5% from $5.8 million for the nine months ended September 30, 2002 to $5.5 million for the nine months ended September 30, 2003. Product revenues decreased 7% from $3.5 million for the nine months ended September 30, 2002 to $3.2 million for the nine months ended September 30, 2003. The decrease in product revenues was due primarily to the outsourcing of our database business to FastObjects, Inc. as part of the restructuring activities implemented in the second half of 2002 and weak overall economic conditions in the United States and Europe. Consulting and training revenues increased 22% from $1.0 million for the nine months ended September 30, 2002 to $1.2 million for the nine months ended September 30, 2003. The increase in consulting and training revenues was due primarily to an increase in consulting services performed in relation to our catalog solutions product line in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Support and maintenance revenues decreased 21% from $1.4 million for the nine months ended September 30, 2002 to $1.1 million for the nine months ended September 30, 2003. The decrease in support and maintenance revenues was primarily due to the decrease in overall product revenues and to the restructuring activities implemented in the second half of 2002.

     Cost of product revenues decreased 44% from $383,000 in the nine months ended September 30, 2002 to $214,000 in the nine months ended September 30, 2003. Cost of product revenues includes the cost of licensing third-party software incorporated into our products and the costs of packaging and distributing our products. The decrease was attributable primarily to a decrease in amortization expenses for software purchased and incorporated into our catalog solutions product line. The gross margin for product increased to 93% in the nine months ended September 30, 2003 compared with 89% in the nine months ended September 30, 2002 primarily due to the lower cost of product revenues. Cost of consulting and training revenues decreased 9% from $967,000 in the nine months ended September 30, 2002 to $879,000 in the nine months ended September 30, 2003. This decrease was attributable primarily to the decrease in personnel and related expenses resulting from our restructuring activities in 2002. The gross margin for consulting and training increased to 27% in the nine months ended September 30, 2003 from 2% in the nine months ended September 30, 2002, primarily as a result of higher utilization of consulting and training personnel and the increase in consulting and training revenues. Cost of support and maintenance revenues decreased 44% from $1.1 million in the nine months ended September 30, 2002 to $613,000 in the nine months ended September 30, 2003. The decrease was attributable primarily to the outsourcing of our US support and maintenance of our FastObjects product line to FastObjects, Inc., our exclusive reseller for the USA and Canada, as part of our restructuring activities in 2002. The gross margin for support and maintenance increased to 44% in the nine months ended September 30, 2003 from 21% in the nine months ended September 30, 2002 primarily as a result of the decrease in expenses resulting from the outsourcing to FastObjects, Inc.

     Selling and marketing expenses decreased 48% from $6.2 million in the nine months ended September 30, 2002 to $3.2 million in the nine months ended September 30, 2003. Selling and marketing expenses decreased primarily due to a significant reduction in headcount of our sales and marketing team as part of our restructuring efforts in 2002.

     Research and development expenses decreased 18% from $3.1 million in the nine months ended September 30, 2002 to $2.6 million in the nine months ended September 30, 2003. This decrease was attributable primarily to the reduction in headcount of our R&D team as part of our restructuring efforts in 2002.

     General and administrative expenses decreased 29% from $2.0 million in the nine months ended September 30, 2002 to $1.4 million in the nine months ended September 30, 2003. This decrease was attributable primarily to the reduction in headcount of our G&A team as part of our restructuring efforts in 2002.

     Other income, net increased 213% from $330,000 in the nine months ended September 30, 2002 to $1.0 million in the nine months ended September 30, 2003. The increase was attributable primarily to the increase in value of the EURO versus the US-$ partially offset by lower interest income earned on lower cash and equivalents and investment balances in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, as well as the overall decrease in interest rates on cash and equivalents.

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

     As of September 30, 2003, we had $9.2 million in cash and equivalents and $9.0 million in working capital. As of December 31, 2002, we had $9.1 million in cash and equivalents, $3 million in short term investments, and $11.0 million in working capital. The decrease in working capital was primarily due to operational expenditures and the purchase of a promissory note for $300,000 from FastObjects, Inc., our exclusive reseller for the USA and Canada.

     Net cash used in operating activities was $2.6 million for the nine months ended September 30, 2003 and $8.2 million for the nine months ended September 30, 2002. Net cash used in operating activities for the nine months ended September 30, 2003 primarily reflects the net loss and the decrease in liabilities and the increase in accounts receivable, partially offset by a decrease in other assets and deferred revenues. Net cash used in operating activities for the nine months ended September 30, 2002 primarily reflects the net loss partially offset by depreciation and amortization and the increase in accounts payable and accrued liabilities.

     Net cash provided from investing activities was $2.5 million for the nine months ended September 30, 2003 and $4.4 million for the nine months ended September 30, 2002. Cash from investing activities reflects proceeds from the sale and maturity of short-term and long-term investments, offset by purchases of short-term and long-term investments, purchases of property, furniture and equipment and purchases or the sale of notes receivables in each period. Since inception, we have generally funded capital expenditures either through the use of working capital or, to a lesser extent, through equipment leases. For the nine months ended September 30, 2003, net cash provided from investing includes a use of $300,000 in cash for the purchase of a promissory note receivable from FastObjects, Inc. The note bears interest of 5% per annum and is due and payable on the earlier of (i) on September 6, 2007 (maturity date), (ii) the termination of the reseller agreement with FastObjects, Inc., and (iii) upon default.

     Net cash provided by financing activities was $54,000 for the nine months ended September 30, 2003 and net cash used by financing activities was $50,000 for the nine months ended September 30, 2002. Our financing activities for the nine months periods ended September 30, 2003 and 2002 provided cash primarily through the issuance of common stock and the financing of capitalized leases and, for the nine months ended September 30, 2002 only, used cash primarily to repay debt in the form of loans.

     In 1997, our subsidiary Poet Software GmbH entered into a loan agreement with IKB Deutsche Industriebank in the amount of EURO 767,000 ($804,000 based on the U.S. Dollar/EURO exchange rate at December 31, 2002.) The note matured on September 15, 2002. The principal balance of the IKB Deutsche Industriebank AG loan at December 31, 2001 of EURO 64,000 ($57,000 based on the U.S. Dollar/German Deutsche Mark exchange rate at December 31, 2001) and all related interest was paid in full in February, 2002. The guarantee that we had given to secure this loan was returned to us in September of 2002.

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

PROPOSED MERGER WITH VERSANT

     On September 27, 2003, the Company, Versant Corporation, a California corporation (“Versant”) and Puma Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Versant (“Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving the merger and becoming a wholly owned subsidiary of Versant (the “Merger”). Upon consummation of the Merger, each outstanding share of the Company’s common stock will be exchanged for 1.4 shares of Versant common stock, and options and warrants to purchase the Company’s common stock will be exchanged for options to purchase shares of Versant common stock according to the same exchange ratio. The proposed Merger is intended to qualify as a tax-free reorganization for the Company and Versant. The Merger Agreement calls for Versant to reduce the size of its Board of Directors to five directors upon effectiveness of the Merger, with the board of directors immediately after consummation of the Merger to be composed of two directors from the Company and three directors (including Versant’s CEO, Nick Ordon) from Versant. The transaction is expected to be completed in the first calendar quarter of 2004. If the Merger Agreement is terminated without consummation of the Merger in certain circumstances, a party to the Merger would become obligated to pay the other party certain termination fees as described in the Merger Agreement ranging from $500,000 to $1,000,000.

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

Income Taxes

     We have a history of operating losses. These losses generated a sizable net operating loss carry-forward in excess of $28.6 million as of December 31, 2002. Generally accepted accounting principles in the United States of America require that we record a valuation allowance against the deferred tax asset associated with this net operating loss carry-forward if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to the size of the net operating loss carry-forward in relation to our history of unprofitable operations, we have a full valuation allowance against this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and minimum taxes). It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will utilize all or a portion of the net operating loss carry-forward. Upon reaching such a conclusion, we would immediately reduce our valuation allowance to reflect the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal the relevant current local tax rates rather than the 0% rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the net operating loss carry-forward is utilized.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included elsewhere in our Form 10-K which contain accounting policies and other disclosures required by GAAP.

ITEM 3 CONTROLS AND PROCEDURES

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

ADDITIONAL INFORMATION REQUIRED ACCORDING TO THE RULES AND REGULATIONS OF THE PRIME STANDARD OF THE FRANKFURT STOCK EXCHANGE

The following is a summary of changes in stockholders’ equity for the nine months ended September 30, 2003 (in thousands, except share amounts).

				Deferred		Accumulated
	Common Stock			Stock		Other	Total
			Paid in	Compen-	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	sation	Deficit	Income (Loss)	Equity

Balances at December 31, 2002	10,893,646	$11	$66,291	$—	$(54,533)	$632	$12,401
Issuance of common stock	30,960	—	15		—	—	15
Amortization deferred Stock Comp	—	—	—	—	—	—
Net loss	—	—	—	—	(2,327)	195	(2,132)
Other comprehensive income	—	—	—	—	—	(3)	(3)

Balances at September 30, 2003	10,924,606	$11	$66,306	$—	$(56,860)	$824	$10,281

The following is a summary of changes in stockholders’ equity for the nine months ended September 30, 2002 (in thousands, except share amounts).

				Deferred		Accumulated
	Common Stock			Stock		Other	Total
			Paid in	Compen-	Accumulated	Comprehensive	Stockholder's
	Shares	Amount	Capital	sation	Deficit	Income (Loss	Equity

Balances at December 31, 2001	10,876,912	$11	$66,331	$(126)	$(43,954)	$283	$22,545
Issuance of common stock	16,734	—	13	—	—	—	13
Amortization deferred Stock Comp			(33)	97			64
Net loss	—	—	—		(9,459)	—	(9,459)
Other comprehensive income	—	—	—		—	150	150

Balances at September 30, 2002	10,893,646	$11	$66,311	$(29)	$(53,413)	$433	$13,313

Ownership of Common Stock and Options By Officers and Directors of Poet Holdings, Inc.

The following table sets forth information with respect to beneficial ownership of the Company’s common stock and options by each officer and director as of September 30, 2003.

	Shares of	Shares of Stock
	Common Stock	Options
	Owned at	Outstanding at
	September 30,	September 30,
Name and Address of Beneficial Owners	2003	2003

Dr. Herbert May (1)	0	80,000
Dr. Gert Koehler (1)	555,436	85,000
Jochen Witte (2)	405,717	203,500
Robert Helgerth	1,000	300,000
Ludwig Lutter	750	185,500

(1)	Outside, non-executive directors

(2)	Includes an option held by Mrs. Witte to purchase 3,500 shares

At September 30, 2003, shares of stock options outstanding to non-officer employees totaled 568,103 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

(1)	Current report on Form 8-K filed on September 30, 2003 with respect to the announcement of the merger with Versant.

(2)	Current report on Form 8-K filed on August 25, 2003 with respect to the announcement of the receipt of an order from DaimlerChrysler.

(3)	Current report on Form 8-K filed on July 22, 2003 with respect to the announcement of the financial results for the quarter ended June 30, 2003.

POET HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 11, 2003.

Poet Holdings, Inc. (Registrant)

By:	/s/ Jochen Witte

Jochen Witte President, Chief Executive Officer and Director

By:	/s/ Ludwig Lutter

Ludwig Lutter Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002